Form 10-Q
period 1996-03-25
BUSH BOAKE ALLEN INC
filed 1996-05-07
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

 |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 25, 1996
                               ---------------------------


| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to______________________________

                         Commission file number 1-13030

                      Bush Boake Allen Inc.
                        (Exact Name of Registrant as Specified in Its Charter)

        Virginia                                          13-2560391
(State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation of Organization)                          Identification No.)

        7 Mercedes Drive, Montvale, New Jersey            07645
(Address of Principal Executive Offices)                   (Zip Code)

        (201) 391-9870
               (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X                   NO ______

19,218,000 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on March 25, 1996.

                              BUSH BOAKE ALLEN INC.


                                      INDEX

                                                                                PAGE

PART I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements                                  2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                             6



PART II.       OTHER INFORMATION

               Item 4.       Submission of Matters to a Vote of Security-Holders   8

               Item 6.       Exhibits and Reports on Form 8-K                      9


               -------------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form10-K for the year ended December 25, 1995 which has previously been filed with the Commission.

                              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                                   THREE MONTHS ENDED
                                                        MARCH 25,
                                                    1996         1995


Net Sales                                         $106,889      $97,338

Costs and other charges:
         Cost of goods sold                         67,543       60,818
         Selling and administrative expenses        22,068       20,483
         Research and development expenses           5,395        4,820
                                                    ------       ------

Income from operations                              11,883       11,217
                                                    ------       ------
Interest expense                                       720          884
Other (income) expense, net                            619         (621)
                                                       ---         ----
Income before income taxes                          10,544       10,954
                                                    ------       ------
Income taxes                                         3,606        4,054
                                                     -----        -----
Net Income                                          $6,938       $6,900
                                                    ======       ======
Net income per share                                 $0.36        $0.36
                                                ==========   ==========
Weighted average number of
   shares outstanding                           19,218,000   19,215,000
                                                ==========   ==========




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                    MARCH 25, DECEMBER 25,
                                                      1996         1995


ASSETS

Cash and cash equivalents                           $4,547       $4,966
Receivables, net                                    81,729       82,538
Inventories                                         94,603       94,742
Other                                                9,090        8,449
                                                     -----        -----

      Total current assets                         189,969      190,695

Property, plant and equipment, net                 135,327      131,203

Other assets                                        28,819       27,955
                                                    ------       ------

      Total Assets                                $354,115     $349,853
                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt                 $41         $442
Notes payable                                       35,683       34,052
Accounts payable                                    31,415       34,315
Accrued liabilities                                 18,374       22,825
Income and other taxes                               7,884        5,358
                                                     -----        -----

      Total current liabilities                     93,397       96,992

Long-term debt                                       3,901        3,731

Deferred income taxes                               18,015       17,231

Other long-term liabilities                         10,093       10,117

Stockholders' equity (Shares outstanding
   1996:  19,218,000;   1995:  19,218,000)         228,709      221,782
                                                   -------      -------

   Total Liabilities and Stockholders' Equity     $354,115     $349,853
                                                   =======      =======


        See accompanying notes to the Consolidated Financial Statements.




                         BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)


                                                             THREE MONTHS ENDED
                                                                 MARCH 25,
                                                              1996         1995

Cash provided by (used for) operations:
        Net income                                           $6,938       $6,900
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                  3,157        3,071
               Deferred income taxes                            605          558
               Other                                            (38)         (56)

        Changes in operational assets and liabilities:


               Receivables, net                                 390       (5,239)
               Inventories                                     (330)      (5,697)
               Other assets                                  (1,335)      (1,688)
               Accounts payable, taxes and other liabilities (4,902)       9,066
                                                             ------        -----

                   Cash provided by operations                4,485        6,915
                                                              -----        -----

Cash provided by (used for) investment activities:
        Capital expenditures                                 (6,780)      (3,394)
        Other                                                   488       (2,012)
                                                                ---       ------
                   Cash used for investment activities       (6,292)      (5,406)
                                                             ------       ------

Cash provided by (used for) financing activities:
        Change in notes payable, net                          1,619        1,501
        Other                                                  (231)        (473)
                                                               ----         ----
                   Cash provided by  financing activities     1,388        1,028
                                                              -----        -----

Effect of exchange rate changes on cash                           0           87
                                                                  -           --

Increase (decrease) in cash and cash equivalents               (419)       2,624

Balance at beginning of period                                4,966        2,010
                                                              -----        -----

Balance at end of period                                     $4,547       $4,634
                                                             ======       ======


        See accompanying notes to the Consolidated Financial Statements.

                              BUSH BOAKE ALLEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature.



Note 2.  Inventories

                             March 25, 1996        December 25, 1995
                                        ($ in thousands)

Finished goods                $27,540                      $32,720
Raw materials                  51,116                       47,028
Work in process                12,266                       10,749
Supplies                        3,681                        4,245
                              -------                    ---------

Total                         $94,603                      $94,742
                              =======                      =======



Note 3. Stockholders' Equity (in thousands)

                                                                               ADDITIONAL               CUMULATIVE      TOTAL
                                                              COMMON STOCK       PAID-IN     RETAINED   TRANSLATION   STOCKHOLDERS'
                                                           SHARES    AMOUNTS     CAPITAL     EARNINGS   ADJUSTMENT       EQUITY
Balance December 25, 1995 ............................     19,218   $  19,218   $167,337      $47,546    $(12,319)      $ 221,782

Net Income                                                                                      6,938                       6,938

Foreign Currency Translation                                                                                  (11)            (11)

Balance March 25, 1996                                      19,218   $19,218     $167,337     $54,484    $(12,330)      $ 228,709
                                                            ======   =======     ========     =======    =========      =========

                                                  -5-

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


NET SALES

        Net sales for the first quarter ended March 25, 1996 increased 9.8% to $106.9 million from $97.3 million for the quarter ended March 25, 1995. The primary reason for the increase in sales was the aroma chemicals segment, which recorded growth in sales of 27.2% over the first quarter of 1995. This growth mainly reflects increased volume of chemical shipments under a long-term supply agreement with a major customer. The flavor and fragrance segment recorded growth in first quarter sales of 5.6% over the first quarter of 1995 with the increases being in Europe and the Americas regions. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates, primarily the Pound Sterling and currencies in India and Turkey, versus the U.S. dollar. If exchange rates had remained unchanged from the first quarter 1995 to the first quarter 1996, the increase in total net sales would have been approximately 12%.

COST OF GOODS SOLD

        Cost of goods sold in the first quarter of 1996 increased to $67.5 million from $60.8 million in the first quarter of 1995 due primarily to increased sales. Cost of goods sold as a percentage of net sales increased to 63.2% from 62.5% reflecting significantly higher raw material turpentine costs.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses in first quarter of 1996 increased to $22.1 million from $20.5 million in the first quarter of 1995. This increase includes the effect of additional sales and marketing personnel for the flavor and fragrance segment. Selling and administrative expenses as a percentage of net sales decreased to 20.6% from 21.0%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses in the first quarter of 1996 increased to $5.4 million from $4.8 million in the first quarter of 1995. The increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales was 5.0% for both periods.

INCOME FROM OPERATIONS

        Income from operations in the first quarter of 1996 increased to $11.9 million from $11.2 million in the first quarter of 1995. Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $10.1 million compared to $10.7 million in the first quarter of 1995. A decrease in operating income was reported in all regions except Europe. The Company's aroma chemical segment recorded first quarter operating income (exclusive of corporate items) of $7.1 million in 1996, compared to $4.7 million in the first quarter of 1995. Improved product mix resulting from large volume contract sales and operating efficiencies at the Company's aroma chemical plants were the primary reasons for the increase in operating income.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the first quarter of 1996 was $600,000 expense compared to $600,000 income in the first quarter of 1995 which included interest income received on foreign tax refunds and a gain on the sale of surplus land in the UK.

INTEREST EXPENSE

        Interest expense for the first quarter of 1996 decreased to $700,000 from $900,000 in the first quarter of 1995. The decrease in interest expense is primarily due to capitalized interest on a manufacturing facility being constructed in China.

INCOME TAXES

        Income tax expense in the first quarter of 1996 decreased to $3.6 million from $4.1 million in the first quarter of 1995 primarily due to higher foreign tax credits. The Company's effective tax rate in the first quarter of 1996 decreased to 34.2% from 37.0% for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operations for the three months ended March 25, 1996 were $4.5 million compared to $6.9 million for the three months ended March 25, 1995. The decrease is primarily due to changes in operational assets and liabilities, mainly from a reduction in accounts payable and other accrued liabilities during the first quarter of 1996.

        At March 25, 1996, working capital of the Company was $96.6 million, a $2.9 million increase from $93.7 million at December 25, 1995. The change in working capital is primarily due to the decrease in accounts payable and accrued liabilities, partially offset by an increase in income and other taxes payable.

        As of March 25, 1996, the Company had cash and cash equivalents of $4.5 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

                                    PART II.

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


        The Company's annual meeting of its stockholders was held on May 1, 1996.

        At the annual meeting the Company's stockholders voted on two proposals:
        (1) the election of seven nominees to serve as directors until the next annual meeting of stockholders; and (2) the ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1996. The voting of the Company's stockholders as to these matters was as follows:

        1.     ELECTION OF DIRECTORS

               NOMINEES                     VOTES FOR            VOTES WITHHELD

               Peter L. Acton               15,176,911                  4,700
               Julian W. Boyden             15,177,011                  4,600
               Thomas R. Crane, Jr.         15,177,011                  4,600
               L. Robert Pfund              15,175,211                  6,400
               James M. Reed                15,176,911                  4,700
               George J. Sella, Jr.         15,176,611                  5,000
               William H. Trice             15,176,911                  4,700

        2.     RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

               VOTES FOR            VOTES AGAINST         ABSTENTIONS

               15,178,327           1,984                 1,300


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS

           No.        Description
           11         Statement regarding computation of
                      per share earnings

           27         Financial Data Schedule

        b) REPORTS ON FORM 8-K

           No current Report on Form 8-K was filed by the Registrant during the first quarter of 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUSH BOAKE ALLEN INC.



Date: May 2, 1996                           /s/   Fred W. Brown, Jr.
- -----------------------------------         ----------------------------------
                                            Fred W. Brown, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer



Date: May 2, 1996                           /s/ Dennis M. Meany
- -----------------------------------         -----------------------------------
                                            Dennis M. Meany
                                            Vice President, General Counsel
                                            and Secretary