Form 10-Q
period 1996-06-25
BUSH BOAKE ALLEN INC
filed 1996-08-07
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 25, 1996
                               --------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to______________________________

                         Commission file number 1-13030

                              Bush Boake Allen Inc.
             (Exact Name of Registrant as Specified in Its Charter)

         Virginia                                             13-2560391
- -------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation of Organization)                           Identification No.)

  7 Mercedes Drive, Montvale, New Jersey                         07645
- -------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)

         (201) 391-9870
- -------------------------------------------------------------------------------
                  (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES    X                    NO
                                         -----                      -------

19,222,200 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on June 25, 1996.

                              BUSH BOAKE ALLEN INC.


                                      INDEX

                                                                            Page
                                                                            ----
Part I.           FINANCIAL INFORMATION*

                  Item 1.           Financial Statements                      2

                  Item 2.           Management's Discussion and
                                    Analysis of Financial Condition
                                    and Results of Operations                 6



Part II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K         10


                   -------------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 25, 1995 which has previously been filed with the Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                           JUNE 25,                         JUNE 25,
                                    -------------------------          --------------------
                                      1996           1995              1996           1995
                                      ----           ----              ----           ----
Net Sales                            $113,539          $107,662          $220,428    $205,000

Costs and other charges:
  Cost of goods sold                   71,898            66,306           139,441     127,124
  Selling and administrative expenses  23,599            22,329            45,667      42,812
  Research and development expenses     5,642             5,099            11,037       9,919
                                        -----             -----            ------       -----

Income from operations                 12,400            13,928            24,283      25,145
                                       ------            ------            ------      ------

Interest expense                          657               775             1,377       1,659
Other (income) expense, net            (3,758)               49            (3,139)       (572)
                                       ------                --            ------        ----

Income before income taxes             15,501            13,104            26,045      24,058
                                       ------            ------            ------      ------

Income taxes                            5,481             4,607             9,087       8,661
                                        -----             -----             -----       -----

Net Income                            $10,020            $8,497           $16,958     $15,397
                                      =======            ======           =======     =======


Net income per share                    $0.52             $0.44             $0.88       $0.80
                                        =====             =====             =====       =====

Weighted average number of
   shares outstanding              19,218,548        19,215,000        19,218,268  19,215,000
                                   ==========        ==========        ==========  ==========




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                      JUNE 25,         DECEMBER 25,
                                                        1996              1995
                                                      --------         ------------
ASSETS
Cash and cash equivalents                               $5,197            $4,966
Receivables, net                                        88,363            82,538
Inventories                                             92,771            94,742
Other                                                   10,204             8,449
                                                      --------          --------

      Total current assets                             196,535           190,695

Property, plant and equipment, net                     143,322           131,203

Other assets                                            30,301            27,955
                                                      --------          --------

      Total Assets                                    $370,158          $349,853
                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt                     $24              $442
Notes payable                                           33,718            34,052
Accounts payable                                        35,615            34,315
Accrued liabilities                                     19,109            22,825
Income and other taxes                                  10,031             5,358
                                                      --------          --------

      Total current liabilities                         98,497            96,992

Long-term debt                                           3,996             3,731

Deferred income taxes                                   18,519            17,231

Other long-term liabilities                             10,165            10,117

Stockholders' equity (Shares outstanding
   1996:  19,222,200;   1995:  19,218,000)             238,981           221,782
                                                      --------          --------

   Total Liabilities and Stockholders' Equity         $370,158          $349,853
                                                      ========          ========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 25,
                                                             -----------------------
                                                              1996              1995
                                                              ----              ----
Cash provided by (used for) operations:
        Net income                                           $16,958           $15,397
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                   6,406             6,223
               Deferred income taxes                           1,110               751
               Other                                          (4,325)              167

        Changes in operational assets and liabilities:
               Receivables, net                               (6,607)          (11,399)
               Inventories                                     1,144           (11,244)
               Other assets                                   (3,294)           (2,381)
               Accounts payable, taxes and other liabilities   1,868            15,362
                                                               -----            ------

                   Cash provided by operations                13,260            12,876
                                                              ------            ------

Cash provided by (used for) investment activities:
        Capital expenditures                                 (17,649)           (8,360)
        Other                                                  4,969            (3,002)
                                                               -----            ------
                   Cash used for investment activities       (12,680)          (11,362)
                                                             -------           -------

Cash provided by (used for) financing activities:
        Change in notes payable, net                            (318)              855
        Other                                                    (86)             (581)
                                                                 ---              ----
                   Cash provided by (used for)
                        financing activities                    (404)              274
                                                                ----               ---

Effect of exchange rate changes on cash                           55                41
                                                                  --                --

Increase in cash and cash equivalents                            231             1,829

Balance at beginning of period                                 4,966             2,010
                                                               -----             -----

Balance at end of period                                      $5,197            $3,839
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



Note 2.  Inventories

                          June 25, 1996             December 25, 1995
                          -------------             -----------------
                                       ($ in thousands)

Finished goods               $27,974                     $32,720
Raw materials                 49,045                      47,028
Work in process               11,757                      10,749
Supplies                       3,995                       4,245
                             -------                     -------

Total                        $92,771                     $94,742
                             =======                     =======



Note 3.  Stockholders' Equity ($ in thousands)


                                                            Additional                Cumulative     Total
                                  Common Stock               Paid-In      Retained    Translation  Stockholders'
                                  Shares         Amounts     Capital      Earnings    Adjustment     Equity

Balance December 25, 1995       19,218,000      $19,218     $167,337      $47,546     $(12,319)     $221,782

Net Income                                                                 16,958                     16,958

Issuance of Stock for Options        4,200            4           63                                      67

Foreign Currency
Translation                                                                                174           174

Balance June 25, 1996           19,222,200      $19,222     $167,400      $64,504     $(12,145)     $238,981
                                ==========      =======     ========      =======     ========      ========



Note 4. "Other (income) expense, net" for the second quarter 1996 includes a non-recurring pre-tax gain of $4.2 million related to the sale of excess Company land adjacent to the Widnes, England aroma chemical plant.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Quarter Ended June 25, 1996 Compared to Quarter Ended June 25, 1995

Net Sales

         Net sales for the quarter ended June 25, 1996 increased 5.5% to $113.5 million from $107.6 million for the quarter ended June 25, 1995. The primary reason for the increase in sales was the aroma chemicals segment, which recorded growth in second quarter sales of 12.8% over the second quarter of 1995. This growth mainly reflects increased volume of chemical shipments under a long-term supply agreement with a major customer. The flavor and fragrance segment recorded growth in second quarter sales of 3.8% over the second quarter of 1995 with the largest increase being in the Asia Pacific region. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates, primarily the Pound Sterling and currencies in India, Turkey and Japan versus the U.S. dollar. If exchange rates had remained unchanged from the second quarter 1995 to the second quarter 1996, the increase in total net sales would have been approximately 10%.

Cost of Goods Sold

         Cost of goods sold in the second quarter of 1996 increased to $71.9 million from $66.3 million in the second quarter of 1995 due primarily to increased sales. Cost of goods sold as a percentage of net sales increased to 63.3% from 61.6% reflecting significantly higher raw material turpentine costs.

Selling and Administrative Expenses

         Selling and administrative expenses in second quarter of 1996 increased to $23.6 million from $22.3 million in the second quarter of 1995. This increase includes the effect of additional sales and marketing personnel for the flavor and fragrance segment. Selling and administrative expenses as a percentage of net sales increased slightly to 20.8% from 20.7%.

Research and Development Expenses

         Research and development expenses in the second quarter of 1996 increased to $5.6 million from $5.1 million in the second quarter of 1995. The increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales increased to 5.0% from 4.7%.

Income from Operations

         Income from operations in the second quarter of 1996 decreased to $12.4 million from $13.9 million in the second quarter of 1995. Adverse foreign currency exchange rate movements account for approximately 4% of the 11% decrease in operating income.

         Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $12.9 million compared to $12.4 million in the second quarter of 1995. A decrease in operating income was reported in all regions except the Americas.

The Company's aroma chemical segment recorded second quarter operating income (exclusive of corporate items) of $5.1 million in 1996, compared to $6.2 million in the second quarter of 1995. Reduced sales volume and continuing cost pressure affecting turpentine-based products were the primary reasons for the decrease in operating income.

Other (Income) Expense, Net

         Other income for the second quarter of 1996 was $3.8 million income compared to $50,000 expense in the second quarter of 1995. The primary reason for the increase in other income was a $4.2 million non-recurring pre-tax gain on the sale of excess Company land adjacent to the Widnes, England aroma chemical plant during the second quarter of 1996.

Interest Expense

         Interest expense for the second quarter of 1996 decreased to $700,000 from $800,000 in the second quarter of 1995. The decrease in interest expense is primarily due to capitalized interest on a manufacturing facility being constructed in China.

Income Taxes

         Income tax expense in the second quarter of 1996 increased to $5.5 million from $4.6 million in the second quarter of 1995 primarily as a result of higher pre-tax income. The Company's effective tax rate in the second quarter of 1996 increased slightly to 35.4% from 35.2% for the second quarter of 1995.

Six Months Ended June 25, 1996 Compared to Six Months Ended June 25, 1995

Net Sales

         Net sales for the six months ended June 25, 1996 increased 7.5% to $220.4 million from $205.0 million in the comparable prior year period. Net sales of aroma chemicals increased 19.9% to $46.4 million from $38.7 million primarily due to the increased volume of shipments under a long-term supply agreement with a major customer. Net sales of the flavor and fragrance segment increased 4.6% to $174.0 million from $166.3 million with market growth in all regions except International. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates, primarily the Pound Sterling and currencies in India, Turkey and Japan versus the U.S. dollar. If exchange rates had remained unchanged from the first half of 1995 to the first half of 1996, the increase in total net sales would have been approximately 11%.

Cost of  Goods Sold

         Cost of goods sold for the six months ended June 25, 1996 increased 9.7% to $139.4 million from $127.1 million in the comparable prior year period. The Company's cost of goods sold as a percentage of net sales increased to 63.3% from 62.0% in the prior year primarily due to significantly higher raw material turpentine costs.

Selling and Administrative Expenses

         Selling and administrative expenses for the six months ended June 25, 1996 increased to $45.7 million from $42.8 million in the comparable prior year period. This increase includes the effect of additional sales and marketing personnel for the flavor and fragrance segment. Selling and administrative expenses as a percentage of net sales decreased slightly to 20.7% from 20.9%.

Research and Development Expenses

         Research and development expenses for the six months ended June 25, 1996 increased to $11.0 million from $9.9 million in the comparable prior year period. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales increased to 5.0% from 4.8%.

Income From Operations

         Income from operations for the six months ended June 25, 1996 decreased 3.4% to $24.3 million from $25.1 million in the comparable prior year period. Adverse foreign exchange rate movements account for approximately 3% of the decrease.

         Income from operations, exclusive of corporate items, for the flavor and fragrance segment decreased 1% to $22.9 million from $23.1 million in the prior year first half. The Company's aroma chemical segment recorded first half operating income (exclusive of corporate items) of $12.2 million in 1996, compared to $10.9 million in the first half of 1995. Improved product mix resulting from large volume contract sales and operating efficiencies in the Company's non-terpene chemical business were the primary reasons for the increase in operating income.

Other (Income) Expense, Net

         Other income for the six months ended June 25, 1996 increased to $3.1 million from $600,000 in the comparable prior year period. The increase in other income was primarily attributable to a gain on the sale of excess Company land in Widnes, England during the second quarter of 1996.

Interest Expense

         Interest expense for the six months ended June 25, 1996 decreased to $1.4 million from $1.7 million in the comparable prior year period. The decrease in interest expense is primarily attributable to capitalized interest on a manufacturing facility being constructed in China.

Income Taxes

Income tax expense for the six months ended June 25, 1996 increased to $9.1 million from $8.7 million in the comparable prior year period primarily as a result of higher pre-tax income. The Company's effective tax rate decreased to 34.9% from 36.0% in the prior year first half, primarily due to higher foreign tax credits realized during the first quarter of 1996.

Liquidity and Capital Resources

         Cash flows provided by operations for the six months ended June 25, 1996 were $13.3 million compared to $12.9 million for the six months ended June 25, 1995. The increase is primarily due to higher net income, less the adjustment for the gain on land sale and changes in operational assets and liabilities.

         At June 25, 1996, working capital of the Company was $98.0 million, a $4.3 million increase from $93.7 million at December 25, 1995. The change in working capital is primarily due to the increase in trade receivables partially offset by an increase in income and other taxes payable.

         As of June 25, 1996, the Company had cash and cash equivalents of $5.2 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

                                    PART II.

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              No.          Description
              11           Statement regarding computation of
                           per share earnings

              27           Financial Data Schedule

         b)   Reports on Form 8-K

              No current Report on Form 8-K was filed by the Registrant during the second quarter of 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUSH BOAKE ALLEN INC.



Date:      August 6, 1996                  FRED W. BROWN, JR.
       -------------------------       ----------------------------------
                                           Fred W. Brown, Jr.
                                           Vice President Finance and
                                           Chief Financial Officer



Date:     August 6, 1996                   DENNIS M. MEANY
       -------------------------       ----------------------------------
                                           Dennis M. Meany
                                           Vice President, General Counsel
                                           and Secretary