Form 10-Q
period 1996-09-25
BUSH BOAKE ALLEN INC
filed 1996-11-05
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 25, 1996
                               -------------------------------


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to______________________________

                         Commission file number 1-13030

                              Bush Boake Allen Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Virginia                                          13-2560391
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation of Organization)                           Identification No.)

        7 Mercedes Drive, Montvale, New Jersey           07645
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

        (201) 391-9870
--------------------------------------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X                   NO
                                ---------                  ------

19,222,200 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on September 25, 1996.

                              BUSH BOAKE ALLEN INC.

                                      INDEX


                                                                                PAGE
                                                                                ----
PART I.        FINANCIAL INFORMATION*
               ----------------------
               Item 1.       Financial Statements                                  2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                             6

PART II.       OTHER INFORMATION
               -----------------
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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)


                                                                        QUARTER ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 25,                    SEPTEMBER 25,
                                                               ----------------------------   ----------------------------
                                                                     1996            1995            1996          1995
                                                                     ----            ----            ----          ----
Net Sales ..................................................   $    112,463    $    111,939   $    332,891    $    316,939

Costs and other charges:
         Cost of goods sold ................................         71,734          70,186        211,175         197,310
         Selling and administrative expenses ...............         23,431          22,602         69,098          65,414
         Research and development expenses .................          5,390           4,863         16,427          14,782
                                                               ------------    ------------   ------------    ------------
Income from operations .....................................         11,908          14,288         36,191          39,433
                                                               ------------    ------------   ------------    ------------
Interest expense ...........................................            522           1,048          1,899           2,707
Other (income) expense, net ................................             (9)            224         (3,148)           (348)
                                                               ------------    ------------   ------------    ------------
Income before income taxes .................................         11,395          13,016         37,440          37,074
                                                               ------------    ------------   ------------    ------------
Income taxes ...............................................          3,511           4,566         12,598          13,227
                                                               ------------    ------------   ------------    ------------
Net Income .................................................   $      7,884    $      8,450   $     24,842    $     23,847
                                                               ------------    ------------   ------------    ------------
                                                               ------------    ------------   ------------    ------------
Net income per share .......................................   $       0.41    $       0.44   $       1.29    $       1.24
                                                               ------------    ------------   ------------    ------------
                                                               ------------    ------------   ------------    ------------
Weighted average number of
   shares outstanding ......................................     19,222,200      19,215,000     19,219,588      19,215,000
                                                               ------------    ------------   ------------    ------------
                                                               ------------    ------------   ------------    ------------




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                         SEPTEMBER 25, DECEMBER 25,
                                                             1996          1995
                                                           --------     --------
ASSETS

Cash and cash equivalents ............................     $  3,780     $  4,966
Receivables, net .....................................       90,138       82,538
Inventories ..........................................       94,737       94,742
Other ................................................        9,862        8,449
                                                           --------     --------
      Total current assets ...........................      198,517      190,695

Property, plant and equipment, net ...................      152,787      131,203

Other assets .........................................       31,352       27,955
                                                           --------     --------
      Total Assets ...................................     $382,656     $349,853
                                                           --------     --------
                                                           --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt ...............     $     12     $    442
Notes payable ........................................       34,784       34,052
Accounts payable .....................................       35,616       34,315
Accrued liabilities ..................................       22,617       22,825
Income and other taxes ...............................        9,180        5,358
                                                           --------     --------
      Total current liabilities ......................      102,209       96,992

Long-term debt .......................................        1,995        3,731

Deferred income taxes ................................       19,374       17,231

Other long-term liabilities ..........................       10,365       10,117

Stockholders' equity (Shares outstanding
   1996: 19,222,200; 1995: 19,218,000) ...............      248,713      221,782
                                                           --------     --------
   Total Liabilities and Stockholders' Equity ........     $382,656     $349,853
                                                           --------     --------
                                                           --------     --------

        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 25,
                                                                1996        1995
                                                              --------    --------
Cash provided by (used for) operations:
        Net income .........................................   $ 24,842    $ 23,847
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization ...............      9,753       9,399
               Deferred income taxes .......................      1,838       1,194
               Other .......................................     (4,644)        118

        Changes in operational assets and liabilities:
               Receivables, net ............................     (7,634)    (11,323)
               Inventories .................................         (4)    (13,375)
               Other assets ................................     (3,848)     (1,297)
               Accounts payable, taxes and other liabilities      3,047      14,655
                                                               --------    --------
                   Cash provided by operations .............     23,350      23,218
                                                               --------    --------
Cash provided by (used for) investment activities:
        Capital expenditures ...............................    (28,962)    (14,503)
        Other ..............................................      6,322      (1,634)
                                                               --------    --------
                   Cash used for investment activities .....    (22,640)    (16,137)
                                                                --------    --------
Cash provided by (used for) financing activities:
        Change in notes payable, net .......................        (27)        (85)
        Repayments of long-term debt .......................     (2,166)       (547)
        Other ..............................................         67           0
                                                               --------    --------
                   Cash used for financing activities ......     (2,126)       (632)
                                                               --------    --------
Effect of exchange rate changes on cash ....................        230         (71)
                                                               --------    --------
Increase (decrease) in cash and cash equivalents ...........     (1,186)      6,378

Balance at beginning of period .............................      4,966       2,010
                                                               --------    --------
Balance at end of period ...................................   $  3,780    $  8,388
                                                               --------    --------
                                                               --------    --------


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

Note 2.  Inventories


                                  September 25, 1996       December 25, 1995
                                  ------------------       -----------------
                                                ($ in thousands)

Finished goods ....................   $29,422                    $32,720
Raw materials .....................    49,421                     47,028
Work in process ...................    11,543                     10,749
Supplies ..........................     4,351                      4,245
                                      -------                    -------

Total .............................   $94,737                    $94,742
                                      =======                    =======




Note 3.  Stockholders' Equity ($ in thousands)


                                    COMMON STOCK             ADDITIONAL               CUMULATIVE      TOTAL
                                -----------------------       PAID-IN     RETAINED    TRANSLATION  STOCKHOLDERS'
                                  SHARES        AMOUNTS       CAPITAL     EARNINGS    ADJUSTMENT      EQUITY
Balance December  25, 1995 ..   19,218,000   $   19,218   $  167,337   $   47,546   $  (12,319)   $  221,782

Net Income ..................                                              24,842                     24,842

Issuance of Stock for Options        4,200            4           63                                      67

Foreign Currency Translation                                                             2,022         2,022

Balance September 25, 1996 ..   19,222,200   $   19,222   $  167,400   $   72,388   $  (10,297)   $  248,713
                                ==========   ==========   ==========   ==========   ==========    ==========





Note 4. "Other (income) expense, net" for the nine months ended September 25, 1996 includes a non-recurring pre-tax gain of $4.2 million related to the sale of excess Company land adjacent to the Widnes, England aroma chemical plant during the second quarter.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 25, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 25, 1995

NET SALES

        Net sales for the quarter ended September 25, 1996 increased 0.5% to $112.5 million from $111.9 million for the quarter ended September 25, 1995. The flavor and fragrance segment recorded growth in third quarter sales of 4.6% over the third quarter of 1995 with the largest increase being in the Asia Pacific region. In the aroma chemicals segment, sales declined 13.5% in third quarter 1996 compared to the third quarter of 1995 primarily due to a reduced contract price for chemical shipments under a long-term supply agreement with a major customer. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates, primarily the Pound Sterling and currencies in India, Turkey and Japan versus the U.S. dollar. If exchange rates had remained unchanged from the third quarter 1995 to the third quarter 1996, the increase in total net sales would have been approximately 4%.

COST OF GOODS SOLD

        Cost of goods sold in the third quarter of 1996 increased to $71.7 million from $70.2 million in the third quarter of 1995 due primarily to increased raw material costs, particularly turpentine, and higher depreciation expense. Cost of goods sold as a percentage of net sales increased to 63.8% from 62.7% in the third quarter of 1995.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses in third quarter of 1996 increased to $23.4 million from $22.6 million in the third quarter of 1995. This increase includes the effect of additional sales and marketing personnel for the flavor and fragrance segment to increase growth in market areas in Southeast Asia and Latin America. Selling and administrative expenses as a percentage of net sales increased to 20.8% from 20.2%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses in the third quarter of 1996 increased to $5.4 million from $4.9 million in the third quarter of 1995. The increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales increased to 4.8% from 4.3%.

INCOME FROM OPERATIONS

        Income from operations in the third quarter of 1996 decreased to $11.9 million from $14.3 million in the third quarter of 1995. Adverse foreign currency exchange rate movements account for approximately 3% of the 16.7% decrease in operating income.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $12.0 million compared to $11.6 million in the third quarter of 1995. This increase was primarily due to growth in the flavor business in the United States. The Company's aroma chemical segment recorded third quarter operating income (exclusive of corporate items) of $5.1 million in 1996, compared to $7.3 million in the third quarter of 1995. Reduced sales volumes, continuing cost pressure affecting turpentine-based products and a lower contracted selling price under a long-term supply agreement with a major customer were the primary reasons for the decrease in operating income.

OTHER (INCOME) EXPENSE, NET

        Other income, net for the third quarter of 1996 was $9,000 compared to $200,000 of other expense, net in the third quarter of 1995.

INTEREST EXPENSE

        Interest expense for the third quarter of 1996, decreased to $500,000 from $1.0 million in the third quarter of 1995, which included $300,000 of interest on funds owed to Union Camp Corporation. Interest expense for the third quarter of 1996 is also lower due to capitalized interest.

INCOME TAXES

        Income tax expense in the third quarter of 1996 decreased to $3.5 million from $4.6 million in the third quarter of 1995 primarily as a result of lower pre-tax income. The Company's effective tax rate in the third quarter of 1996 decreased to 30.8% from 35.1% for the third quarter of 1995 reflecting the final valuation of reduced capital gains taxes on property dispositions in the UK and Australia.

NINE MONTHS ENDED SEPTEMBER 25, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1995

NET SALES

        Net sales for the nine months ended September 25, 1996 increased 5.0% to $332.9 million from $316.9 million in the comparable prior year period. Net sales of flavor and fragrance compounds increased 4.6% to $264.3 million from $252.5 million with market growth in all regions except International. Net sales of aroma chemicals increased 6.6% to $68.6 million from $64.4 million due to the increased volume of shipments year to date under a long-term supply agreement with a major customer. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates, primarily the Pound Sterling and currencies in India, Turkey and Japan versus the U.S. dollar. If exchange rates had remained unchanged from the first nine months of 1995 to the first nine month of 1996, the increase in total net sales would have been approximately 8%.

COST OF  GOODS SOLD

        Cost of goods sold for the nine months ended September 25, 1996 increased 7.0% to $211.2 million from $197.3 million in the comparable prior year period. The Company's cost of goods sold as a percentage of net sales increased to 63.4% from 62.3% in the prior year primarily due to significantly higher raw material turpentine costs.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the nine months ended September 25, 1996 increased 5.6% to $69.1 million from $65.4 million in the comparable prior year period. This increase includes the effect of additional sales and marketing personnel for the flavor and fragrance segment. Selling and administrative expenses as a percentage of net sales increased slightly to 20.8% from 20.6%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the nine months ended September 25, 1996 increased to $16.4 million from $14.8 million in the comparable prior year period. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales increased to 4.9% from 4.7%.

INCOME FROM OPERATIONS

        Income from operations for the nine months ended September 25, 1996 decreased 8.2% to $36.2 million from $39.4 million in the comparable prior year period. Adverse foreign exchange rate movements account for approximately 2% of the decrease.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment increased 1% to $35.0 million from $34.7 million in the comparable prior year period. The Company's aroma chemical segment recorded nine months operating income (exclusive of corporate items) of $17.3 million in 1996, compared to $18.3 million in the comparable prior year period. This decrease in operating income reflects continuing raw material cost increases, particularly turpentine, that have not been fully recovered in selling prices due mainly to the timing of expiration dates on customer supply agreements.

OTHER (INCOME) EXPENSE, NET

        Other income for the nine months ended September 25, 1996 increased to $3.1 million from $300,000 in the comparable prior year period. The increase in other income was primarily attributable to a gain on the sale of excess Company land in Widnes, England during the second quarter of 1996.

INTEREST EXPENSE

        Interest expense for the nine months ended September 25, 1996 decreased to $1.9 million from $2.7 million in the comparable prior year period. The decrease in interest expense was primarily attributable to the repayment of debt payable to Union Camp Corporation during 1995 and capitalized interest during 1996 on a manufacturing facility being constructed in China and a chemical plant expansion in Jacksonville, Florida.

INCOME TAXES

        Income tax expense for the nine months ended September 25, 1996 decreased to $12.6 million from $13.2 million in the comparable prior year period primarily as a result of the final valuation of reduced capital gains taxes on property dispositions in the UK and Australia. The Company's effective tax rate decreased to 33.6% from 35.7% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operations for the nine months ended September 25, 1996 were $23.4 million compared to $23.2 million for the comparable prior year period. The increase is primarily due to higher net income, less the adjustment for the gain on land sale and changes in operational assets and liabilities.

        At September 25, 1996, working capital of the Company was $96.3 million, a $2.6 million increase from $93.7 million at December 25, 1995. The change in working capital is primarily due to the increase in trade receivables partially offset by an increase in accounts payable and income and other taxes payable.

        As of September 25, 1996, the Company had cash and cash equivalents of $3.8 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

                                    PART II.

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS


           No.        Description
           ---        -----------
           11         Statement regarding computation of
                      per share earnings

           27         Financial Data Schedule


        b) REPORTS ON FORM 8-K

           No current Report on Form 8-K was filed by the Registrant during the third quarter of 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSH BOAKE ALLEN INC.



Date:________________________          ______________________________
                                       Fred W. Brown, Jr.
                                       Vice President Finance and
                                       Chief Financial Officer




Date:________________________          ______________________________
                                       Dennis M. Meany
                                       Vice President, General Counsel
                                       and Secretary