Form 10-K405
period 1996-12-25
BUSH BOAKE ALLEN INC
filed 1997-03-19
CIK 919998

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                                   ----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended               December 25, 1996
                                ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________________ to ________________

                         Commission File Number 1-13030
                                   ----------


                             BUSH BOAKE ALLEN INC.
             (Exact name of registrant as specified in its charter)


               Virginia                                     13-2560391
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)
7 Mercedes Drive, Montvale, New Jersey                         07645
(Address of Principal Executive Offices)                    (Zip Code)

         Registrant's Telephone Number, Including Area Code 201-391-9870

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
               Title of Each Class                Which Registered
               -------------------             ------------------------
              Common Stock, $1 par value       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                                   ----------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]     NO   [ ]
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
        On March 1, 1997, 19,222,200 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 1, 1997, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $25.125 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $152,438,400.

                      DOCUMENTS INCORPORATED BY REFERENCE
        Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 25, 1996 (the "Bush Boake Allen 1996 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

        Portions of Registrant's Proxy Statement, dated March 22, 1997 (the "Bush Boake Allen 1997 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.


--------------------------------------------------------------------------------

          COPIES OF THE EXHIBITS MAY BE OBTAINED BY STOCKHOLDERS UPON WRITTEN REQUEST DIRECTED TO THE SECRETARY, BUSH BOAKE ALLEN INC., 7 MERCEDES DRIVE, MONTVALE, NEW JERSEY 07645, ACCOMPANIED BY A CHECK IN THE AMOUNT OF $10.00 PAYABLE TO BUSH BOAKE ALLEN INC. TO COVER PROCESSING AND MAILING COSTS. COSTS OF INDIVIDUAL EXHIBITS ARE AVAILABLE UPON REQUEST TO THE SECRETARY.

                                     PART I

Item 1.    Business

General

               Bush Boake Allen Inc., a Virginia corporation ("BBA" or the "Company") or its predecessors have been in the flavor and fragrance business since the mid-1800s. In 1966, Albright & Wilson, a United Kingdom company, formed BBA as an independent integrated flavor and fragrance business through the merger of W. J. Bush Limited ("Bush"), A. Boake Roberts Limited ("Boake") and Stafford Allen Limited ("Allen"), each based in the United Kingdom. Bush produced liquid flavors and historically conducted business throughout the former British Empire. Boake produced aroma chemicals and fragrances and Allen produced spices and seasonings.

        Union Camp Corporation ("Union Camp"), which manufactures paper, paperboard, packaging, wood and chemical products, acquired BBA in 1982 from Albright & Wilson which was then a wholly-owned subsidiary of Tenneco, Inc. In June 1994, the Company completed an initial public offering of 6,065,000 shares of its Common Stock, $1 par value (the "Common Stock") which resulted in 31.6% of its outstanding Common Stock being publicly held, with the remaining 68.4% held by Union Camp. Prior to the initial public offering, the Company was reincorporated from New York to Virginia.

        BBA's business is organized into two operating segments: (i) flavor (including essential oils, seasonings and spice extracts) and fragrance and (ii) aroma chemicals. In 1996, flavor and fragrance and aroma chemicals accounted for approximately 80% and 20%, respectively, of the Company's total net sales. The Company's flavor products impart a desired taste and smell to a broad range of consumer products including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The Company's fragrance products are used in a wide variety of household products including soaps, detergents, air fresheners, toiletries and related products. The Company's flavor and fragrance compounds are sold primarily to consumer products companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. Included within the flavor and fragrance segment is the Company's natural extracts and seasonings business which consists of essential oils and spice extracts that are sold primarily to manufacturers of food and beverage products.

        BBA is also a major producer of aroma chemicals, products which are primarily used as raw materials in fragrance compounds. Aroma chemicals are derived primarily from turpentine, a by-product of the wood pulping process, and from certain petroleum-based products. The Company sells the majority of its aroma chemicals directly to major multinational consumer products manufacturers and other fragrance and flavor compounders who use them as fragrance raw materials. The remainder are sold to agrichemical and specialty chemical manufacturers and used internally by BBA in its production of fragrance compounds. The Company's aroma chemicals are produced at highly efficient, automated facilities located in Jacksonville, Florida (terpene-based aroma chemicals) and Widnes, United Kingdom (terpene- and petrochemical-based aroma chemicals).

        The Company has operations in 41 countries in North and South America, Europe, Asia, Australia, the Middle East and Africa. BBA's flavor and fragrance business is separately managed in four geographic regions: the Americas (North and South America and Caribbean operations); Europe (United Kingdom and Western Europe), Asia Pacific (East Asia, Southeast Asia, Australia and New Zealand) and International (India, Middle East, Eastern Europe, Africa and Russia). Technical, production, sales and customer service capabilities are located in each region which enhance the Company's focus on individual market and customer preferences. The Company's aroma chemicals business is managed globally from Jacksonville. The Company's New Jersey Headquarters and London office provide administrative and technical support worldwide.

        Revenue, operating profits and other financial data for the principal business segments and for regional operations for the years ended December 25, 1996, 1995 and 1994 appear in Note 12 of Notes to Consolidated Financial Statements on pages 35 to 37 of the Bush Boake Allen 1996 Annual Report and are incorporated by reference in this Item 1.

               The Company's principal executive offices are located at 7 Mercedes Drive, Montvale, New Jersey 07645 (Tel. No. (201) 391-9870).

Industry Overview

        Flavor and fragrance compounds are used in numerous end products. Fragrance compounds may be single-ingredient or highly complex blends of essential oils, natural extracts or aroma chemicals. These compounds are sold primarily to manufacturers of consumer products, including perfumes, cosmetics, personal care products, soaps, detergents, household cleaners and ambient deodorizers. Flavor compounds also may be single-ingredient, such as menthol or vanillin, or complex blends of natural and synthetic materials. These compounds are sold primarily to manufacturers of beverages, confections, dairy and meat products, snack foods, baked goods and other food products. Pharmaceuticals, oral care products and pet food are also significant end-use categories. Essential oils (such as citrus and mint) and natural extracts (such as vanilla and fruit extracts) are key components of flavor and fragrance end products.

        Aroma chemicals are organic chemicals derived from either conversion of turpentine or petrochemical raw materials, or isolation from natural sources. More than

3,000 of these chemicals are used by flavor and fragrance companies, which both use aroma chemicals as raw materials for their compound products and sell them directly to others. Certain of the larger volume aroma chemicals are generally considered commodity products, with price and customer relationships constituting the key selling factors.

Products

        The Company's principal flavor and fragrance products consist of compounds of large numbers of ingredients blended under proprietary formulas created by its perfumers and flavorists. Most of these compounds contribute substantially all of the flavor or fragrance to the consumer end products in which they are incorporated. Numerous compounds are produced by the Company, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers' end products. The Company's flavor products also include essential oils, natural extracts, spice extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as enzymatically enhanced ingredients. The Company's products are sold in liquid, powder and paste forms in volumes ranging from a few kilograms to several tons, depending on the nature of the customer's finished product. The Company also produces aroma chemicals for use in its own flavor and fragrance compounds as well as for sale directly to other flavor and fragrance consumer product manufacturers.

        Flavor Products

               The Company produces flavor compounds which are sold primarily to the food, beverage, and pharmaceutical industries and include (i) compounds typically consisting of natural and synthetic substances, (ii) reaction or process flavors, which are substances that enhance flavor when heat or pressure cooking is applied and (iii) enzymatically enhanced flavors. Flavor compounds typically consist of either sweet or savory flavors. Sweet flavors include various fruits as well as vanilla, coffee, chocolate and cola. The Company's sweet flavor compounds are used in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products and drink powders. Savory flavors are composed of spices and herbs and include primarily meat, fish and cheese flavors. The Company's savory flavor compounds are used in snack products of all kinds as well as processed foods, such as prepared meals, soups and sauces. In addition to sweet and savory flavors, the Company produces flavors for specific applications, such as oral hygiene and pharmaceutical products. In 1994, 1995 and 1996, sales of flavor compounds accounted for approximately 38%, 37% and 37%, respectively, of the Company's total net sales.

        The Company produces natural products which are sold primarily to the food industry and consist of essential oils, natural extracts, spices and seasonings. Essential oils are mixtures of natural aroma chemicals typically obtained by steam distillation or expression from plants, fruits, seeds, barks, leaves and berries. Essential oils and natural extracts are used as flavoring items in their own right and also as raw materials for compounding flavors, as well as fragrances. In addition to selling such products to customers, the Company uses them to produce its own flavor and fragrance compounds. Spices are dried plant products which, due to their high content of essential oils, are highly aromatic. In 1994, 1995 and 1996, sales of natural products accounted for approximately 17%, 21% and 21%, respectively, of the Company's total net sales.

        Fragrance Products

        The Company produces a broad range of fragrance compounds which are sold primarily to manufacturers of cosmetics and toiletries, household cleaners, and personal care products. The Company has also been successful in promoting the use of deodorants in a variety of applications such as masking diesel automotive fuel odor. In addition, the Company has devoted substantial research and development activity toward developing malodor counteractive fragrances for use in laundry and air freshener applications. The Company is also promoting a new line of fragrance compounds based on extensive analysis of scents from living plants and flowers. These fragrances are being marketed by the Company under the GENERESSENCE'r' trade name. In 1994, 1995 and 1996, sales of fragrances (excluding the resale of aroma chemicals purchased from BBA's Aroma Chemical Division) accounted for approximately 18%, 17% and 17%, respectively, of the Company's total net sales.

        Aroma Chemicals

               The Company  produces  aroma  chemicals for use in its own flavor and fragrance compounds as well as for sale directly to other flavor and fragrance and consumer product manufacturers, which, in turn, use them as raw materials in their own formulations and products. The Company obtains approximately 15% of its crude turpentine needs from Union Camp operations and also uses procurement services provided by Union Camp for other external purchases of turpentine, in each case at approximately fair market value. The Company is a major supplier of terpene-based aroma chemicals throughout the world. The Company's aroma chemical products include geraniol, citral, citronellol, linalol, terpineol, ionones and various synthetic musks, including ABBALIDE'tm' and TETRALIDE'r'. The Company also manufactures LILESTRALIS'tm', a well-known petrochemical-based product with lily-type floral aroma. A different grade of LILESTRALIS is sold by the Company to agrichemical manufacturers for use as an intermediate in certain fungicides. In 1994, 1995 and 1996, sales of aroma chemicals (including the resale of aroma chemicals by BBA's Fragrance business) accounted for approximately 27%, 25% and 25%, respectively, of the Company's total net sales.

Marketing and Customers

               The Company sells flavor and fragrance compounds to major international food, beverage and other consumer product manufacturers. BBA regards these large multinational consumer products companies as a key customer segment and manages business development for these accounts ("international target accounts") on an integrated, worldwide basis. The Company often cooperates with these customers in the development of specific flavors or fragrances for a particular end product. The Company also sells its products to a large number of regional and local customers. The Company's approach to servicing regional and local customers is similar to that for its international target accounts; however, the flavor or fragrance products offered typically reflect the tastes and preferences of the specific region.

               The Company's aroma chemical products are sold primarily to major manufacturers of household products, including soaps and detergents, fabric conditioners, cosmetics and toiletries for incorporation in fragrances compounded by these customers and other fragrance and flavor compounders. During 1996, the Company's ten largest external aroma chemical customers accounted for approximately 55% of the Company's total aroma chemicals sales. Product quality, product consistency, timely delivery and overall service are important factors in successfully maintaining aroma chemical accounts.

               During 1996, the Company's ten largest customers accounted for an aggregate of approximately 23% of its total net sales, its three largest customers and their affiliates accounted for approximately 5%, 4% and 3% respectively, of its total net sales, and no other single customer accounted for more than 3% of total net sales.

Research and Development

               The work of the Company's perfumers and flavorists is conducted in the Company's three major regional creative and technical centers located in Montvale, New Jersey (for the Americas region), London (for the Europe and International regions), and Singapore (for the Asia Pacific region). Ideas and products generated in these creative and technical centers are made available to the Company's regional centers for further development. In addition, the Company maintains 37 laboratories located throughout the world which support technical and development efforts in local markets. The Company's flavor and fragrance research is conducted at its facility in London and at Union Camp's research facility in Princeton, New Jersey. The Company continues to contract for services from Union Camp's Princeton facility. See "Certain Relationships and Related Transactions". The Company also has extensive analytical capabilities at its London facilities which aid in the isolation and identification of flavor and fragrance ingredients.

               Research and development for the Company's aroma chemicals business is conducted principally in advanced technical centers in Widnes, United Kingdom and Jacksonville, Florida, with strong support from the central laboratories in London and from Union Camp's research facility in Princeton. See "Certain Relationships and Related Transactions".

               The Company spent a total of approximately $22.5 million, $19.9 million and $18.5 million in 1996, 1995 and 1994, respectively, on research and development activities. The Company expects these expenditures to increase in 1997 to an aggregate of approximately $24 million.

Manufacturing and Distribution

               The major manufacturing and compounding facilities of the Company are located in Australia, Canada, China, India, New Zealand, Singapore, South Africa, the United Kingdom and the United States.

               BBA's aroma chemicals manufacturing facility in the United Kingdom is located in Widnes. Operations began at Widnes in 1958 and, following expansions in 1964, 1988, 1992 and 1993, the facility now includes highly automated, versatile and sophisticated processing equipment. During 1995 and 1996, an annual amount of approximately 6,000 tons of terpene- and petroleum-based aroma chemicals as well as technical grade LILESTRALIS, an intermediate used in the production of agricultural fungicides, were produced at Widnes and sold to customers including the manufacturers of soaps, detergents, cleaners, and other fragrance products.

               In the U. S., the Jacksonville facility processes approximately ten million gallons per year of turpentine through high-efficiency distillation columns. Beta pinene, one of the distillation products, is further processed through versatile batch equipment to produce a broad range of aroma chemicals including geraniol, citral, citronellol, and ionones. The Jacksonville facility also supplies aroma chemical intermediates to Widnes for further processing.

               BBA's flavor and fragrance compounding facilities, as well as those of the other major producers, are primarily batch weighing and blending and liquid packaging facilities that are operated manually. Given the complexity of most flavor and fragrance compounds, small quantities of the various components are dispensed, weighed and added to a mixing unit by hand. BBA has begun to automate its compounding processes, starting with its raw material delivery system. Automated carousels which deliver numerous small-scale ingredients to the compounder have been installed at the London and Norwood, New Jersey fragrance compounding facilities.

               BBA's major essential oil production facility is located in Long Melford, United Kingdom.

               The Company's two major production centers for seasonings are located at Long Melford, United Kingdom and Carrollton, Texas. At both facilities, various spices, flavors and essential oils are dry mixed with salt, flour or other carriers to produce a finished seasoning. As with flavor and fragrance compounding, the weighing and adding of raw materials to the blending process is mostly manual.

               The Company's products are primarily distributed through its own sales force, operating from 5 sales offices in the United States and 56 sales offices in 40 other countries. In addition, the Company currently markets its products through sales agencies in countries in which it does not have a direct sales force. Most of the Company's 61 sales facilities around the world stock inventory of the Company's products.

Raw Material Purchases; Suppliers

               The Company purchases more than 1,000 different raw materials from many sources throughout the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals. The Company's principal raw material purchases consist of organic chemicals, primarily turpentine. No single supplier accounted for more than 3% of the Company's raw material requirements in 1995 and 1996. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

Competition

               The Company has more than 300 competitors worldwide, approximately 15 of which the Company believes have significant international operations. The Company's competitive position is based principally on the creative skills of its perfumers and flavorists, technological advances resulting from its research and development and customer service and support provided by its marketing and application groups, as well as product quality and, to a lesser extent, price. The Company believes it is one of the ten largest manufacturers of flavors and fragrances and aroma chemicals, as measured by revenues, in the world. In particular countries and localities, the Company competes with numerous companies specializing in certain product lines, some of which are larger than the Company and some stronger in a particular product line or lines. Most of the Company's customers do not buy all of their flavor and/or fragrance products from a single supplier, and some customers make their own flavor or fragrance compounds with ingredients supplied by the Company or others.

Employees

               As of December 25, 1996, the Company had 2,103 full-time equivalent employees.

Governmental Regulation

               Manufacture  and sale of the  Company's  products  are subject to regulation in the United States by federal regulatory agencies, including the Food and Drug Administration, the Alcohol, Tobacco and Firearms Bureau of the Treasury Department, the Environmental Protection Agency, the Occupational Safety and Health Administration, and by various state and local authorities. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing governmental requirements of such bodies has not materially affected the Company's operations, earnings or competitive position. The Company is subject to various United States federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, or otherwise relating to the protection of the environment. In addition, a number of local communities and countries other than the United States have enacted, or have under consideration, laws and regulations relating to the use and disposal of materials relating to the production of flavors and fragrances. The Company's capital expenditures relating to environmental projects totaled $0.8 million in 1996. In addition, the Company estimates capital expenditures relating to environmental projects will be approximately $1.5 million in 1997.

Item 2.  Properties

               The following table sets forth the locations of the Company's principal properties, all of which are owned, unless otherwise indicated:



       Location                                             Nature of Property
       --------                                             ------------------
Auckland, New Zealand                      Manufacturing (Flavors, fragrances and seasonings)
Carrollton, Texas (1)                      Manufacturing (Seasonings)
Chicago, Illinois                          Manufacturing (Flavors)
Guangzhou, Peoples Republic of China       Manufacturing (Flavors and fragrances)
Jacksonville, Florida                      Manufacturing (Terpene derivatives and aroma chemicals)
Johannesburg, South Africa                 Manufacturing (Flavors, fragrances and seasonings)
Jurong, Singapore(2)                       Manufacturing (Flavors and fragrances)
London, United Kingdom                     Regional headquarters, manufacturing (Flavors and fragrances)
Long Melford, United Kingdom               Manufacturing (Spices, essential oils and seasonings)
Madras, India(3)                           Manufacturing (Flavors and fragrances)
Melbourne, Australia                       Manufacturing (Flavors, fragrances and seasonings)
Montreal, Canada                           Manufacturing (Flavors, fragrances, spices, essential oils and seasonings)
Montvale, New Jersey(1)                    Corporate administrative headquarters and technical center
Norwood, New Jersey(1)                     Manufacturing (Fragrances and essential oils)
Sydney, Australia(1)                       Manufacturing (Flavors)
Widnes, United Kingdom                     Manufacturing (Aroma chemicals)
Witham, United Kingdom                     Manufacturing (Flavors)


----------
(1) Leased.
(2) Land is leased and buildings are owned.
(3) The Company has approximately a 70% interest in the subsidiary company which owns this facility.

Item 3.  Legal Proceedings

               The Company is a party to various legal proceedings arising in the ordinary course of business. Based upon the information presently available and the Company's evaluation of the pending proceedings and applicable enforcement and penalty policies and practices, management believes that the adverse determination of any such proceeding or all of them combined would not have a material adverse effect on the Company's business or financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

Executive Officers of Bush Boake Allen Inc.

               Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 1997.


                      Name            Age                   Position
                      ----            ---                   --------
        Julian W. Boyden ..........   52   Chairman, President and Chief Executive Officer
        Fred W. Brown .............   50   Vice President, Finance and Chief Financial Officer
        T. John Dunlea ............   51   Vice President, Asia Pacific Region
        James H. Dunsdon ..........   50   Executive Vice President
        Bruce J. Edwards ..........   50   Vice President, International Region
        Johannes Kleppers .........   40   Vice President, Europe Region
        John J. Lawless ...........   63   Vice President, Human Resources & Safety
        P. C. Mathew ..............   46   Vice President, Aroma and Terpene Chemicals
        Kenneth M. McHugh .........   45   Controller
        Dennis M. Meany ...........   49   Vice President, General Counsel and Secretary
        Peter A. Thorburn .........   54   Vice President, Chemical Sales
        Charles D. Weller .........   49   Treasurer
        John R. Wright ............   50   Vice President, Commerce and Technology


        Set forth below is a description of the backgrounds of the executive officers of the Company. As used in such description, the term "Company" means BBA or one or more of BBA's predecessors.

        Julian W. Boyden was named Chairman of the Board of Directors of the Company effective January 1, 1997 and has been President and Chief Executive Officer since February 1994. Mr. Boyden was a Vice President of Union Camp since January 1991 and the General Manager of the Company since January 1989. Mr. Boyden has been a Director of the Company since 1994 and has been associated with the Company since 1968.

        Fred W. Brown was named Vice President, Finance in February 1994. Mr. Brown was Controller of the Company from January 1990 until February 1994. From 1978 to January 1990 he was Controller of Union Camp's kraft linerboard mill in Prattville, Alabama. Mr. Brown has been associated with the Company or Union Camp since 1971.

        T. John Dunlea has been Vice President, Asia Pacific Region since February 1992. From February 1987 to February 1992 Mr. Dunlea was the U.K. Natural Products Manager. Mr. Dunlea has been associated with the Company since 1969.

        James H. Dunsdon has been Executive Vice President of the Company since August 1996. Prior to that he was Vice President, Europe Region since July 1990. From February 1987 to June 1990 he was Business Manager of the Flavors Division. Mr. Dunsdon has been associated with the Company since 1969.

        Bruce J. Edwards has been Vice President, International Region of the Company since December 1993. From 1980 to November 1993 Mr. Edwards was employed as Sales Director by Borthwicks Plc, a U.K.-based producer of flavor compounds. Mr. Edwards was previously associated with the Company from 1965 until 1980.

        Johannes Kleppers was elected Vice President, Europe Region in November 1996. From January 1995 to November 1996 he was General Manager of BBA's Flavor Division in the United Kingdom. From 1988 to January 1995 he was Flavor Sales Manager of such Flavor Division.

        John J. Lawless has been Vice President, Human Resources & Safety since December 1978. Mr. Lawless has been associated with the Company since 1954.

        P. C. Mathew has been Vice President, Aroma and Terpene Chemicals since January 1994. From April 1989 to January 1994 he was Vice President, Administration. Prior to that time he was Managing Director of BBA India. Mr. Mathew has been associated with the Company since 1984.

        Kenneth M. McHugh was named Controller of the Company in February 1994. From August 1986 to January 1994 he was Regional Controller for BBA's Americas Region. Mr. McHugh has been associated with the Company or Union Camp since 1976.

        Dennis M. Meany was named Vice President, General Counsel and Secretary in February 1994. From May 1986 to February 1994 Mr. Meany was Associate General Counsel and Assistant Secretary of Union Camp Corporation. He has been associated with the Company or Union Camp since 1977.

        Peter A. Thorburn has been Vice President, Chemical Sales since January 1994. From January 1992 to December 1993 he was Vice President, International Region. From July 1990 to January 1992 he was Vice President, with responsibility for the Middle East and Africa. From September 1981 to June 1990 he was Vice President with responsibility for Western Europe. Mr. Thorburn has been associated with the Company since 1981.

        Charles D. Weller was named Treasurer of the Company in October 1994. From 1988 to 1994 Mr. Weller was Assistant Treasurer of Duracell International.

        John R. Wright was named Vice President, Commerce and Technology in January 1995. From September 1993 to December 1994 Mr. Wright was General Manager of BBA's Flavor Division in the United Kingdom. From January 1991 until September 1993 he was Customer Service Manager of such Flavor Division and prior thereto Technical Manager of BBA's Europe Region. Mr. Wright has been associated with the Company since 1973.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The Common Stock began trading on the New York Stock Exchange under the symbol BOA on May 12, 1994. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock.


                                   1994                1995                 1996
                             ---------------     ----------------    -----------------
                              High      Low       High      Low       High      Low
                              ----      ---       ----      ---       ----      ---
1st Quarter                    --        --       $27.125   $23.375   $30.875   $26.25

2nd Quarter  (In 1994,       $17.75    $15.25      31.25     26.12     28.125    24.00
from May 12, 1994)

3rd Quarter                   22.00     17.00      30.875    28.50     24.125    20.50

4th Quarter                   25.375    19.625     32.75     26.375    26.75     23.625



The approximate number of stockholders of record at December 25, 1996 was 327.

        Since its initial public offering, the Company has not declared any dividends on its Common Stock. The Company currently intends to retain all future earnings to finance the operations and expansion of the Company's business.

Item 6. Selected Financial Data

        Information in response to the disclosure requirements specified by this
Item 6 appears on page 39 of the Bush Boake Allen 1996 Annual Report and is incorporated by reference in this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information in response to the disclosure requirements specified by this
Item 7 appears in the text under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 to 24 of the Bush Boake Allen 1996 Annual Report and is incorporated by reference in this
Item 7.

Item 8. Financial Statements and Supplementary Data

        Information in response to the disclosure requirements specified by this
Item 8 appears on pages 25 to 37 of the Bush Boake Allen 1996 Annual Report and is incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        Information in response to the disclosure requirements specified by this
Item 10, with respect to (i) the directors of Bush Boake Allen Inc., appears under the caption "Proposal 1 - Election of Directors" on pages 1 and 2 of the Bush Boake Allen 1997 Proxy Statement and (ii) the executive officers of Bush Boake Allen Inc., appear under the caption "Executive Officers of Bush Boake Allen Inc." in Part I of this Form 10-K. Such information is incorporated by reference in this Item 10.

Item 11. Executive Compensation

        Information in response to the disclosure requirements specified by this
Item 11 appears under the captions "Board of Directors and Committees", "Executive Compensation", and "Retirement Plans" on pages 2 to 3, 4 to 5, and 9 to 11 respectively, of the Bush Boake Allen 1997 Proxy Statement. Such information is incorporated by reference in this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information in response to the disclosure requirements specified by this
Item 12 appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management as of December 25, 1996" on pages 3 to 4 of the Bush Boake Allen 1997 Proxy Statement and is incorporated by reference in this Item 12.

Item 13. Certain Relationships and Related Transactions

        Information in response to the disclosure requirements specified by this
Item 13 appears under the caption "Certain Relationships and Related Party Transactions" on pages 11 to 13 of the Bush Boake Allen 1997 Proxy Statement and is incorporated by reference in this Item 13.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) (1)       Index to financial statements

                      The following financial statements are included at the indicated page in the Bush Boake Allen 1996 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:


                                                                 Page
                                                                 ----
        Consolidated Statements of Income
           for the three years ended
           December 25, 1996 ...................................  25

        Consolidated Balance Sheets - December 25, 1996
           and 1995 ............................................  26

        Consolidated Statements of Cash Flows for the three
           years ended December 25, 1996 .......................  27

        Notes to Consolidated Financial Statements .............  28 -37

        Report of Independent Accountants ......................  38


        (2)    All exhibits, including those incorporated by reference.

No.                          Description
---                          -----------
*   3.1      Articles of Incorporation of the Company.
**  3.2      Bylaws of the Company.
*   4.1      Specimen Common Stock Certificate of the Company.
*  10.1      Services Agreement, dated May 19, 1994, between Union
               Camp Corporation and the Company.


No.                          Description
---                          -----------
* 10.2       Technology Cross-License Agreement, dated May 19, 1994, between
               Union Camp Corporation and the Company.

* 10.3       Separation Agreement, dated May 19, 1994, between Union Camp
               Corporation and the Company.

* 10.4       Assumption of Liabilities and Cross-Indemnification Agreement,
               dated May 19, 1994, between Union Camp Corporation and the
               Company.

* 10.5       Registration Rights Agreement, dated May 19, 1994, between Union
               Camp Corporation and the Company.

* 10.6       Supply Agreement, dated May 19, 1994, between Union Camp
               Corporation and the Company.

* 10.7       Tax Allocation Agreement, dated April 6, 1994, between Union Camp
               Corporation and the Company.

  10.8       Stock Option and Stock Award Plan, as amended.

* 10.9       Employment Agreement, dated April 11, 1994, between the Company and
               Julian Boyden.

  10.10      Form Executive Severance Agreement approved by Registrant's Board of Directors effective December 1, 1996.

  10.11      Form Director Indemnity Agreement approved by Registrant's Board of
               Directors on November 19, 1996.

  11.1       Statement re: computation of pro forma per share net income.

  13.1       1996 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

  21.1       Subsidiaries of the registrant.

  23.1       Consent of Price Waterhouse LLP.

  27         Financial Data Schedule


-----------

* Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits" of the Company's Registration Statement Form S-1, as amended (File No. 33-76180), which became effective May 12, 1994.

** Incorporated by reference to Exhibit 3(ii)(b) filed in response to Item 6(a) "Exhibits and Reports on Form 8-K" of the Company's Form 10-Q (File No. 1-(3030), for the quarterly period ended September 25, 1994.

        (b)    Reports on Form 8-K.

        No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 25, 1996.

                                   SIGNATURES

               PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MONTVALE, NEW JERSEY, ON THE 19TH DAY OF MARCH, 1997.

                              BUSH BOAKE ALLEN INC.

                              By      /s/ Julian W. Boyden
                                 _________________________________________
                                      JULIAN W. BOYDEN
                                      Chairman of the Board, President
                                      and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 19, 1997.


        Signatures                   Title
        ----------                   -----




    /s/ Julian W. Boyden            Chairman of the Board, President and Chief
-------------------------------     Executive Officer (Principal Executive
 Julian W. Boyden                   Officer)



   /s/  Fred W. Brown, Jr.          Vice President, Finance (Principal
-------------------------------     Financial Officer)
Fred W. Brown, Jr.



   /s/ Kenneth M. McHugh            Controller (Principal Accounting
-------------------------------     Officer)
Kenneth M. McHugh



   /s/ Peter L. Acton               Director
-------------------------------
Peter L. Acton



   /s/ Thomas R. Crane, Jr.         Director
-------------------------------
Thomas R. Crane, Jr.





   /s/  L. Robert Pfund             Director
-------------------------------
L. Robert Pfund


   /s/  James M. Reed               Director, Vice Chairman of the Board
-------------------------------
James M. Reed


   /s/ George J. Sella, Jr.         Director
-------------------------------
George J. Sella, Jr.


   /s/ William H. Trice             Director
-------------------------------
William H. Trice



                                  EXHIBIT INDEX


No.            Description                                                           Page
---            -----------                                                           ----
*  3.1         Articles of Incorporation of the Company.

** 3.2         Bylaws of the Company.

*  4.1         Specimen Common Stock Certificate of the Company.

* 10.1         Services Agreement, dated May 19, 1994, between Union Camp
                 Corporation and the Company.

* 10.2         Technology Cross-License Agreement, dated May 19, 1994, between
                 Union Camp Corporation and the Company.

* 10.3         Separation Agreement, dated May 19, 1994, between Union Camp
                 Corporation and the Company.

* 10.4         Assumption of Liabilities and Cross-Indemnification Agreement,
                 dated May 19, 1994, between Union Camp Corporation and the
                 Company.

* 10.5         Registration Rights Agreement, dated May 19, 1994, between Union
                 Camp Corporation and the Company.

* 10.6         Supply Agreement, dated May 19, 1994, between Union Camp
                 Corporation and the Company.

* 10.7         Tax Allocation Agreement, dated April 6, 1994, between Union Camp
                 Corporation and the Company.

  10.8         Stock Option and Stock Award Plan, as amended.

* 10.9         Employment Agreement, dated April 11, 1994, between the Company and Julian Boyden.

  10.10        Form Executive Severance Agreement approved by Registrant's Board of Directors effective December 1, 1996.

  10.11        Form Director Indemnity Agreement approved by Registrant's Board of Directors on November 19, 1996.

  11.1         Statement re: computation of pro forma per share net income. 1996
                 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

  21.1         Subsidiaries of the registrant.

  23.1         Consent of Price Waterhouse LLP.

  27           Financial Data Schedule



-----------

* Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits" of the Company's Registration Statement Form S-1, as amended (File No. 33-76180), which became effective May 12, 1994.

** Incorporated by reference to Exhibit 3(ii)(b) filed in response to Item 6(a) "Exhibits and Reports on Form 8-K" of the Company's Form 10-Q (File No. 1-(3030), for the quarterly period ended September 25, 1994.

                                GRAPHIC APPENDIX
                                ----------------

The paper format Annual Report corresponding to Exhibit 13.1 filed herein includes the graphic material described below.

On the inside front cover
-------------------------

A map of the world with Bush Boake Allen locations indicated.


Graphs expressing sale in millions:

     American Region
          1994 - 93
          1995 - 108
          1996 - 116


     European Region
          1994 - 89
          1995 - 103
          1996 - 108

     Asia Pacific Region
          1994 - 65
          1995 - 73
          1996 - 79


     International Region
          1994 - 46
          1995 - 53
          1996 - 55


     Aroma Chemicals
          1994 - 83
          1995 - 88
          1996 - 92

Graphs expressing 1996 worldwide sales by end use:

     Bush Boake Allen
          Aroma Chemicals - 25%
          Fragrance       - 17%
          Flavor          - 58%


     The World Market
          Aroma Chemicals - 16%
          Fragrance       - 31%
          Flavor          - 53%


Graphs expressing 1996 worldwide sales by category:
     BBA Flavors
          Oral Hygiene           -  3%
          Other                  -  7%
          Beverages              - 19%
          Confectionary/Bakery   - 23%
          Dairy/Ice Cream        - 11%
          Snacks/Processed Foods - 37%


     BBA Fragrances
          Colognes/Perfumes       -  8%
          Cosmetics/Toiletries    - 23%
          Soaps/Detergents        - 30%
          Cleaners/Air Fresheners - 39%


     BBA Aroma Chemicals
         Intermediates -  2%
         Agrichemicals - 18%
         Fragrances    - 80%

On page 1
---------

A graph that visually approximates sales in millions from 1992 through 1996.


A graph that visually approximates earnings in millions from 1992 through 1996.


On page 3
---------

A photo of William H. Trice and Julian W. Boyden accompanied by the caption
"At the regular August 1996 meeting of Bush Boake Allen's Board of Directors Mr. William H. Trice announced his decision to retire as Chairman, effective December 31, 1996. Mr. Julian W. Boyden, President and Chief Executive Officer was elected to the additional position of Chairman of the Board, succeeding Mr. Trice, effective January 1st 1997."


On page 4
---------

A pie chart expressing percent of total company flavor and fragrance sales in the American region as 25% and 8% respectively.

A promotional product photo accompanied by the caption "Bush Boake Allen flavors help add strong consumer taste appeal to a wide variety of popular food products."

On page 5
---------

Various promotional product photos.


On page 6
---------

A promotional product photo accompanied by the caption "Fragrances compounded by BBA are increasingly employed in popular cosmetic and personal care products (right)."

A promotional product photo accompanied by the caption "BBA is one of the world's largest producers of high quality vanilla and vanilla based flavors used in premium consumer products (above)."

A promotional product photo accompanied by the caption "Household products comprise a growing major market for BBA fragrances."


On page 7
---------

A pie chart expressing total company flavor and fragrance sales in the Europe region as 24% and 5% respectively.

A promotional product photo accompanied by the caption "Bush Boake Allen flavors help a wide variety of beverages bring good taste to life. (right)."

On page 8
---------

Two promotional product photos, one in which is accompanied by the caption "Pleasant memories are often associated with a specific flavor or the taste of a particular food. (below)."

A caption referring to promotional product photos on page 9 reading "Household products and cleaners comprise a large growing market for BBA fragrances. (facing page)."


On page 9
---------

Various promotional product photos.


On page 10
----------

A pie chart expressing total percent of company flavor and fragrance sales in the Asia Pacific region as 17% and 5% respectively.

A promotional photo accompanied by the caption "The company's new flavor and fragrance plant is now in production in Guangzhou, China. (above)."

A caption referring to various promotional product photos on page 11 reading "Indonesia, is a growing market for BBA natural products and seasonings as consumption of snack foods continues to rise. (facing page)"

On page 11
-----------

Various promotional product photos.


On page 12
-----------

Three promotional product photos accompanied by the caption "A wide variety of convenience food, confections and beverages comprise strong markets for BBA flavors and seasonings throughout the Asia Pacific Region."


On page 13
----------

A pie chart expressing total company flavor and fragrance sales in the international region as 12% and 4% respectively.

A promotional product photo accompanied by the caption "Polish school children enjoy some yogurt containing a BBA flavor during a pause in class. (right)."


On page 14
----------

Three promotional product photos accompanied by the caption "Rising living standards and greater freedom seem to go hand in hand with increasing demand for processed convenience foods and beverages as well as attractively fragranced products that please consumers."

On page 15
----------

Various promotional product photos.


On page 16
----------

A pie chart expressing total company sales of aroma chemicals as 20%.

A promotional photo accompanied by the caption "A new distillation column is part of the recently completed expansion at Jacksonsville. (above)."

A promotional product photo accompanied by the caption "Fabric softeners often contain a fragrance based upon a BBA aroma chemical. (right)."

A caption referring to various promotional product photos on page 17 reading "Terpene hydrocarbons produced during distillation of terpentine are a source of pine oil widely used in household cleaners. (facing page)."

On page 17
----------

Various promotional product photos.


On page 18
----------

A graph expressing research and development expenditures in millions:
                           1994 - 18.5
                           1995 - 19.9
                           1996 - 22.5

A promotional product photo accompanied by the caption "Notwithstanding highly sophisticated analytical instrumentation, the human nose still remains a uniquely sensitive instrument in judging the organoleptic qualities of a fragrance. (right)."

A caption referring to various promotional product photos on page 19 reading "Scientists at the Princeton Technology Center investigate an improved extraction process for vanilla. (facing page)."

On page 19
----------

Various promotional product photos.

On page 20
----------

A graph expressing the percent of BBA operating margin:

                        1994 - 11.1%
                        1995 - 11.8%
                        1996 - 10.4%

On page 21
----------

A graph expressing BBA operating income in millions:

                       1994 - 41.8
                       1995 - 50.2
                       1996 - 46.5


                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...................... 'r'
The trademark symbol shall be expressed as................................. 'tm'
The section symbol shall be expressed as................................... 'SS'
The dagger symbol shall be expressed as ....................................`D'