Form 10-Q
period 1997-03-25
BUSH BOAKE ALLEN INC
filed 1997-05-08
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 1997

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

                       YES    X_____             NO_____

19,222,200 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on March 25, 1997.

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

        -------------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 25, 1996 which has previously been filed with the Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)


                                                           THREE MONTHS ENDED
                                                                 MARCH 25,
                                                       --------------------------
                                                            1997           1996
                                                            ----           ----
Net Sales                                                $118,407       $106,889

Costs and other charges:
         Cost of goods sold                                77,045         67,543
         Selling and administrative expenses               23,761         22,068
         Research and development expenses                  5,752          5,395
                                                         --------       --------

Income from operations                                     11,849         11,883
                                                         --------       --------

Interest expense                                              580            720
Other (income) expense, net                                   124            619
                                                         --------       --------

Income before income taxes                                 11,145         10,544
                                                         --------       --------

Income taxes                                                3,903          3,606
                                                         --------       --------

Net Income                                                 $7,242         $6,938
                                                         --------       --------
                                                         --------       --------

Net income per share                                        $0.38          $0.36
                                                         --------       --------
                                                         --------       --------
Weighted average number of
   shares outstanding                                  19,222,200     19,218,000
                                                       ----------     ----------
                                                       ----------     ----------



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                           MARCH 25,    DECEMBER 25,
                                                             1997           1996
                                                             ----           ----
ASSETS

Cash and cash equivalents                                  $  5,335     $  4,330
Receivables, net                                             93,801       91,404
Inventories                                                 102,464      102,217
Other                                                         3,746        3,623
                                                           --------     --------

      Total current assets                                  205,346      201,574

Property, plant and equipment, net                          164,323      165,577

Other assets                                                 42,528       40,648
                                                           --------     --------

      Total Assets                                         $412,197     $407,799
                                                           --------     --------
                                                           --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt                     $      7     $      8
Notes payable                                                48,361       43,172
Accounts payable                                             38,596       38,322
Accrued liabilities                                          21,677       28,553
Income and other taxes                                        2,891        1,462
                                                           --------     --------

      Total current liabilities                             111,532      111,517

Long-term debt                                                1,993        2,009

Deferred income taxes                                        20,547       20,323

Other long-term liabilities                                  10,891       10,817

Stockholders' equity (Shares outstanding
   1997 and 1996: 19,222,200)                               267,234      263,133
                                                           --------     --------

   Total Liabilities and Stockholders' Equity              $412,197     $407,799
                                                           --------     --------
                                                           --------     --------



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 25,
                                                                 ------------------------
                                                                    1997           1996
                                                                    ----           ----
Cash provided by (used for) operations:
        Net income                                                $ 7,242    $ 6,938
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                        4,177      3,157
               Deferred income taxes                                  530        605
               Other                                                  (61)       (38)

        Changes in operational assets and liabilities:
               Receivables, net                                    (4,557)       390
               Inventories                                         (2,493)      (330)
               Other assets                                          (874)    (1,335)
               Accounts payable, taxes and other liabilities           44     (4,902)
                                                                  -------    -------

                   Cash provided by operations                      4,008      4,485
                                                                  -------    -------

Cash provided by (used for) investment activities:
        Capital expenditures                                       (5,780)    (6,780)
        Payments for acquisitions                                  (3,859)         0
        Other                                                          25        488
                                                                  -------    -------
                   Cash used for investment activities             (9,614)    (6,292)
                                                                  -------    -------

Cash provided by (used for) financing activities:
        Change in notes payable, net                                6,685      1,619
        Other                                                          (1)      (231)
                                                                  -------    -------
                   Cash provided by  financing activities           6,684      1,388
                                                                  -------    -------

Effect of exchange rate changes on cash                               (73)         0
                                                                  -------    -------

Increase (decrease) in cash and cash equivalents                    1,005       (419)

Balance at beginning of period                                      4,330      4,966
                                                                  -------    -------

Balance at end of period                                          $ 5,335    $ 4,547
                                                                  -------    -------
                                                                  -------    -------



        See accompanying notes to the Consolidated Financial Statements.

                                BOAKE ALLEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature.

Note 2. In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" which must be adopted in fiscal year 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and is comparable to international EPS standards. The Company does not expect the adoption of this standard to materially affect its computation and presentation of EPS.

Note 3.  Inventories

                   March 25, 1997            December 25, 1996
                   --------------            -----------------
                                  ($ in thousands)
Finished goods         $31,605                   $30,156
Raw materials           52,454                    55,077
Work in process         14,163                    12,579
Supplies                 4,242                     4,405
                      --------                  --------

Total                 $102,464                  $102,217
                      ========                  ========


Note 4. Stockholders' Equity (in thousands)


                                           COMMON STOCK           ADDITIONAL                        CUMULATIVE         TOTAL
                                    ------------------------       PAID-IN         RETAINED         TRANSLATION    STOCKHOLDERS'
                                    SHARES           AMOUNTS       CAPITAL         EARNINGS         ADJUSTMENT        EQUITY
                                    ------           -------       -------         --------         ----------        ------

Balance December  25, 1996          19,222         $ 19,222         $167,400        $ 79,101        $ (2,590)        $263,133

Net Income                                                                             7,242                            7,242

Foreign Currency Translation                                                                          (3,141)          (3,141)

Balance March 25, 1997              19,222         $ 19,222         $167,400        $ 86,343        $ (5,731)        $267,234
                                    ======         ========         ========        ========        ========         ========


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NET SALES

        Net sales for the first quarter ended March 25, 1997 increased 10.8% to $118.4 million from $106.9 million for the quarter ended March 25, 1996. The primary reason for the increase in sales was the flavor and fragrance segment, which recorded growth in sales of 13.4% over the first quarter of 1996. The sales increase also reflects the impact of three acquisitions made during the fourth quarter of 1996 which added approximately $4.2 million of incremental flavor and fragrance sales in the first quarter of 1997. The Americas and International regions had the highest internal growth rates with sales increases of 15% and 21%, respectively. Net sales of the aroma chemicals segment increased only 1.9% over the first quarter of 1996 reflecting competitive pricing pressure in Europe due to the strengthening of the Pound Sterling. Net sales in both product segments were moderately affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first quarter 1996 to the first quarter 1997, the increase in total net sales would have been approximately 12%.

COST OF GOODS SOLD

        Cost of goods sold in the first quarter of 1997 increased to $77.0 million from $67.5 million in the first quarter of 1996 due primarily to increased sales. Cost of goods sold as a percentage of net sales increased to 65.1% from 63.2% reflecting significantly higher raw material turpentine costs, and additional depreciation and amortization expenses resulting from the completion of major capital projects and recent acquisitions.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses in first quarter of 1997 increased to $23.8 million from $22.1 million in the first quarter of 1996. This increase includes the effect of acquisitions made during the fourth quarter of 1996. Selling and administrative expenses as a percentage of net sales decreased to 20.1% from 20.6%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses in the first quarter of 1997 increased to $5.8 million from $5.4 million in the first quarter of 1996. The increase is due primarily to additional creative and technical resources for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales decreased to 4.9% from 5.0%.

INCOME FROM OPERATIONS

        Income from operations in the first quarter of 1997 was $11.8 million, flat with the first quarter of 1996. Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $10.8 million compared to $10.1 million in the first quarter of 1996. An increase in operating income was reported in all regions except Asia Pacific, which was adversely impacted with the start-up of the new plant in China. The Company's aroma chemical segment recorded first quarter operating income (exclusive of corporate items) of $5.9 million in 1997, compared to $7.1 million in the first quarter of 1996. The decrease in operating income was primarily due to continuing cost pressure affecting turpentine-based products and competitive pricing pressure in Europe resulting from the strong Pound Sterling.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the first quarter of 1997 was $100,000 expense compared to $600,000 expense in the first quarter of 1996 primarily due to lower foreign exchange losses and higher rental income over the prior year.

INTEREST EXPENSE

        Interest expense for the first quarter of 1997 decreased to $600,000 from $700,000 in the first quarter of 1996 primarily due to higher capitalized interest.

INCOME TAXES

        Income tax expense in the first quarter of 1997 increased to $3.9 million from $3.6 million in the first quarter of 1996 as a result of higher pre-tax income. The Company's effective tax rate in the first quarter of 1997 increased to 35.0% from 34.2% for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operations for the three months ended March 25, 1997 were $4.0 million compared to $4.5 million for the three months ended March 25, 1996. The decrease is primarily due to changes in operational assets and liabilities, mainly from an increase in trade receivables during the first quarter of 1996.

        At March 25, 1997, working capital of the Company was $93.8 million, a $3.7 million increase from $90.1 million at December 25, 1996. The change in working capital is primarily due to the increase in accounts receivable. Total current liabilities remained unchanged at $111.5 million.

        As of March 25, 1997, the Company had cash and cash equivalents of $5.3 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

                                    PART II.

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company's annual meeting of its stockholders was held on May 7, 1997.

        At the annual meeting the Company's stockholders voted on two proposals:
        (1) the election of seven nominees to serve as directors until the next annual meeting of stockholders; and (2) the ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1997. The voting of the Company's stockholders as to these matters was as follows:

        1.     ELECTION OF DIRECTORS

               NOMINEES                     VOTES FOR         VOTES WITHHELD
               --------                     ---------         --------------

               Peter L. Acton               18,266,082           73,867
               Julian W. Boyden             18,259,922           80,027
               Thomas R. Crane, Jr.         18,303,974           35,975
               L. Robert Pfund              18,305,750           34,199
               James M. Reed                18,262,205           77,744
               George J. Sella, Jr.         18,305,630           34,319
               William H. Trice             18,266,550           73,399

        2.     RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

               VOTES FOR            VOTES AGAINST         ABSTENTIONS
               ---------            -------------         -----------

               18,332,006           4,957                 2,986

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A) EXHIBITS

           No.        Description
           ---        -----------

           11         Statement regarding computation of
                      per share earnings

           27         Financial Data Schedule

        B) REPORTS ON FORM 8-K

           No current Report on Form 8-K was filed by the Registrant during the first quarter of 1997.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUSH BOAKE ALLEN INC.



             5/8/97                  Fred W. Brown, Jr.
Date:  __________________     ________________________________________
                                     Fred W. Brown, Jr.
                                     Vice President Finance and
                                     Chief Financial Officer



             5/8/97                  Dennis M. Meany
Date:  __________________     ________________________________________
                                     Dennis M. Meany
                                     Vice President, General Counsel
                                     and Secretary