Form 10-Q
period 1997-06-25
BUSH BOAKE ALLEN INC
filed 1997-08-05
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 25, 1997
                               --------------------------


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

                             YES    X                   NO
                                ---------                  -------
19,231,200 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on June 25, 1997.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

                                                             QUARTER ENDED                SIX MONTHS ENDED
                                                                JUNE 25                       JUNE 25,
                                                       --------------------------    --------------------------
                                                          1997           1996           1997           1996
                                                       -----------    -----------    -----------    -----------

Net Sales                                                 $125,704       $113,539       $244,111       $220,428
Costs and other charges:
          Cost of goods sold                                80,003         71,898        157,048        139,441
          Selling and administrative expenses               25,314         23,599         49,075         45,667
          Research and development expenses                  5,689          5,642         11,441         11,037
                                                       -----------    -----------    -----------    -----------
Income from operations                                      14,698         12,400         26,547         24,283
                                                       -----------    -----------    -----------    -----------
Interest expense                                               933            657          1,513          1,377
Other (income) expense, net                                    744         (3,758)           868         (3,139)
                                                       -----------    -----------    -----------    -----------
Income before income taxes                                  13,021         15,501         24,166         26,045
                                                       -----------    -----------    -----------    -----------
Income taxes                                                 4,550          5,481          8,453          9,087
                                                       -----------    -----------    -----------    -----------
Net Income                                                $  8.471       $ 10.020       $ 15.713       $ 16.958
                                                       ===========    ===========    ===========    ===========

Net income per share                                      $   0.44       $   0.52       $   0.82       $   0.88
                                                       ===========    ===========    ===========    ===========

Weighted average number of shares outstanding           19,227,776     19,218,548     19,225,019     19,218,268
                                                       ===========    ===========    ===========    ===========

        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                                          JUNE 25,    DECEMBER 25,
                                                                                            1997          1996
                                                                                          --------    ------------

ASSETS
Cash and cash equivalents                                                                 $  5,632      $  4,330
Receivables, net                                                                            96,274        91,404
Inventories                                                                                104,841       102,217
Other                                                                                        4,437         3,623
                                                                                          --------    ------------
          Total current assets                                                             211,184       201,574

Property, plant and equipment, net                                                         170,488       165,577
Other assets                                                                                43,097        40,648
                                                                                          --------    ------------
          Total Assets                                                                    $424,769      $407,799
                                                                                          ========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt                                                    $      7      $      8
Notes payable                                                                               44,506        43,172
Accounts payable                                                                            39,235        38,322
Accrued liabilities                                                                         24,431        28,553
Income and other taxes                                                                       3,168         1,462
                                                                                          --------    ------------
          Total current liabilities                                                        111,347       111,517

Long-term debt                                                                               1,903         2,009
Deferred income taxes                                                                       20,916        20,323
Other long-term liabilities                                                                 11,208        10,817
Stockholders' equity (Shares outstanding
  1997: 19,231,200; 1996: 19,222,200)                                                      279,395       263,133
                                                                                          --------    ------------
Total Liabilities and Stockholders' Equity                                                $424,769      $407,799
                                                                                          ========    ============

        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 25,
                                                                                             --------------------
                                                                                               1997        1996
                                                                                             --------    --------

Cash provided by (used for) operations:
     Net income                                                                               $15,713     $16,958
     Adjustments to reconcile net income to cash provided by operations:
          Depreciation and amortization                                                         8,433       6,406
          Deferred income taxes                                                                   627       1,110
          Other                                                                                   387      (4,325)
     Changes in operational assets and liabilities:
          Receivables, net                                                                     (6,273)     (6,607)
          Inventories                                                                          (3,664)      1,144
          Other assets                                                                         (1,949)     (3,294)
          Accounts payable, taxes and other liabilities                                         3,849       1,868
                                                                                             --------    --------
               Cash provided by operations                                                     17,123      13,260
                                                                                             --------    --------
Cash provided by (used for) investment activities:
     Capital expenditures                                                                     (14,081)    (17,649)
     Payments for acquisitions                                                                 (3,859)          0
     Other                                                                                         58       4,969
                                                                                             --------    --------
               Cash used for investment activities                                            (17,882)    (12,680)
                                                                                             --------    --------
Cash provided by (used for) financing activities:
     Change in notes payable, net                                                               2,763        (318)
     Other                                                                                         (2)        (86)
                                                                                             --------    --------
               Cash provided by (used for) financing activities                                 2,761        (404)
                                                                                             --------    --------
Effect of exchange rate changes on cash                                                          (700)         55
                                                                                             --------    --------
Increase in cash and cash equivalents                                                           1,302         231
Balance at beginning of period                                                                  4,330       4,966
                                                                                             --------    --------
Balance at end of period                                                                      $ 5,632     $ 5,197
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

Note 3.  Inventories



                             June 25, 1997         December 25, 1996
                             -------------         -----------------
                                        ($ in thousands)

Finished goods               $ 31,346                     $ 30,156
Raw materials                  56,678                       55,077
Work in process                12,018                       12,579
Supplies                        4,799                        4,405
                             --------                    ---------
Total                        $104,841                     $102,217
                             ========                     ========


Note 4. Stockholders' Equity (in thousands)



                                        COMMON STOCK            ADDITIONAL                    CUMULATIVE       TOTAL
                                        -------------            PAID-IN         RETAINED     TRANSLATION  STOCKHOLDERS'
                                     SHARES      AMOUNTS         CAPITAL         EARNINGS     ADJUSTMENT      EQUITY
                                     ------      -------         -------         --------     -----------     -------
Balance December  25, 1996           19,222       $ 19,222       $167,400       $ 79,101       $ (2,590)       $263,133

Net Income                                                                        15,713                         15,713

Issuance of Stock for Options             9              9            135                                           144

Foreign Currency Translation                                                                        405             405

Balance June 25, 1997                19,231       $ 19,231       $167,535       $ 94,814       $ (2,185)       $279,395
                                     ======       ========       ========       ========       ========        ========



Note 5. "Other (income) expense, net" for the second quarter of 1996 includes a non-recurring pre-tax gain of $4.2 million related to the sale of excess Company land adjacent to the Widnes, England aroma chemical plant.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 25, 1997 COMPARED TO QUARTER ENDED JUNE 25, 1996

NET SALES

        Net sales for the quarter ended June 25, 1997 increased 10.7% to $125.7 million from $113.5 million for the quarter ended June 25, 1996. The primary reason for the increase in sales was the aroma chemicals segment, which reported growth in second quarter sales of 16.4% over the second quarter of 1996. This growth reflects increased volume of chemical shipments under a long-term supply agreement with a major customer and higher sales of terpene based products. The flavor and fragrance segment recorded growth in second quarter sales of 9.3% over the second quarter of 1996. The sales increase also reflects the impact of three acquisitions made during the fourth quarter of 1996 which added approximately $4.6 million of incremental flavor and fragrance sales in the second quarter of 1997. The International region had the highest internal growth rate with a sales increase of 27%, while Europe region sales were flat with the second quarter of 1996. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the second quarter 1996 to the second quarter 1997, the increase in total net sales would have been approximately 13%.

COST OF GOODS SOLD

        Cost of goods sold in the second quarter of 1997 increased to $80.0 million from $71.9 million in the second quarter of 1996 due primarily to increased sales. Cost of goods sold as a percentage of net sales increased slightly to 63.6% from 63.3%. Improved operating efficiencies largely offset higher raw material turpentine costs, and additional depreciation and amortization expenses resulting from the completion of major capital projects and recent acquisitions.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses in the second quarter of 1997 increased to $25.3 million from $23.6 million in the second quarter of 1996. This increase includes the effect of acquisitions made during the fourth quarter of 1996. Selling and administrative expenses as a percentage of net sales decreased to 20.1% from 20.8% reflecting a reduction in corporate overhead expense with the relocation of certain administrative services from the UK to the U.S. now almost complete.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses in the second quarter of 1997 increased to $5.7 million from $5.6 million in the second quarter of 1996. Research and development expenses as a percentage of net sales decreased to 4.5% from 5.0% due primarily to the increased sales base.

INCOME FROM OPERATIONS

        Income from operations in the second quarter of 1997 increased 18.5% to $14.7 million from $12.4 million in the second quarter of 1996. Operating margins improved to 11.7% from 10.9% in the second quarter of 1996 reflecting the benefit from Company cost reduction programs, mainly in Europe, where there has been a substantial reduction in staff. The total number of employees for the Company has been reduced almost 4% since the end of last year.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $14.0 million compared to $12.9 million in the second quarter of 1996. An increase in operating income was reported in all regions except Asia Pacific, which was adversely impacted by competitive pricing throughout the region and higher costs associated with the new plant in China. The Company's aroma chemical segment recorded second quarter operating income (exclusive of corporate items) of $5.4 million in 1997 compared to $5.1 million in the second quarter of 1996. The increase in operating income is primarily due to higher sales volume partially offset by continuing cost pressure affecting turpentine-based products and competitive pricing pressure in Europe resulting from the strong Pound Sterling.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the second quarter of 1997 was $700,000 expense compared to $3.8 million income in the second quarter of 1996. The primary reason for the decrease in other income was a $4.2 million non-recurring pre-tax gain on the sale of excess Company land adjacent to the Widnes, England aroma chemical plant during the second quarter of 1996.

INTEREST EXPENSE

        Interest expense for the second quarter of 1997 increased to $900,000 from $700,000 in the second quarter of 1996. The increase in net interest expense is primarily due to the higher level of notes payable outstanding and lower capitalized interest during the second quarter of 1997.

INCOME TAXES

        Income tax expense in the second quarter of 1997 decreased to $4.6 million from $5.5 million in the second quarter of 1996 primarily as a result of lower pre-tax income. The Company's effective tax rate in the second quarter of 1997 decreased to 34.9% from 35.4% for the second quarter of 1996.

SIX MONTHS ENDED JUNE 25, 1997 COMPARED TO SIX MONTHS ENDED JUNE 25, 1996

NET SALES

        Net sales for the six months ended June 25, 1997 increased 10.7% to $244.1 million from $220.4 million in the comparable prior year period. Net sales of aroma chemicals increased 8.8% to $50.5 million from $46.4 million primarily due to the increased volume of shipments under a long-term supply agreement with a major customer and higher sales of terpene based products. Net sales of the flavor and fragrance segment increased 11.3% to $193.6 million from $174.0 million with market growth in all regions. The sales increase also reflects the impact of three acquisitions made during the fourth quarter of 1996 which added approximately $8.8 million of incremental flavor and fragrance sales in the first half of 1997. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first half of 1996 to the first half of 1997, the increase in total net sales would have been approximately 12%.

COST OF GOODS SOLD

        Cost of goods sold for the six months ended June 25, 1997 increased 12.6% to $157.0 million from $139.4 million in the comparable prior year period. The Company's cost of goods sold as a percentage of net sales increased to 64.3% from 63.3% in the prior year primarily due to significantly higher raw material turpentine costs, and additional depreciation and amortization expenses resulting from the completion of major capital projects and recent acquisitions.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the six months ended June 25, 1997 increased to $49.1 million from $45.7 million in the comparable prior year period. This increase includes the effect of acquisitions made during the fourth quarter of 1996. Selling and administrative expenses as a percentage of net sales decreased to 20.1% from 20.7%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the six months ended June 25, 1997 increased to $11.4 million from $11.0 million in the comparable prior year period. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales decreased to 4.7% from 5.0%.

INCOME FROM OPERATIONS

        Income from operations for the six months ended June 25, 1997 increased 9.3% to $26.5 million from $24.3 million in the comparable prior year period.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment increased 8% to $24.8 million from $22.9 million in the prior year first half. The Company's aroma chemical segment recorded first half operating income (exclusive of corporate items) of $11.3 million in 1997, compared to $12.2 million in the first half of 1996. The decrease in operating income was primarily due to continuing cost pressure affecting turpentine-based products and competitive pricing pressure in Europe resulting from the strong Pound Sterling.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the six months ended June 25, 1997 was $900,000 expense compared to $3.1 million income in the comparable prior year period. The decrease in other income was primarily attributable to a gain on the sale of excess Company land in Widnes, England during the second quarter of 1996.

INTEREST EXPENSE

                  Interest expense for the six months ended June 25, 1997 increased to $1.5 million from $1.4 million in the comparable prior year period. The increase in net interest expense is primarily attributable to lower capitalized interest due to the completion of a manufacturing facility that was constructed in China.

INCOME TAXES

                  Income tax expense for the six months ended June 25, 1997 decreased to $8.5 million from $9.1 million in the comparable prior year period primarily as a result of lower pre-tax income. The Company's effective tax rate increased slightly to 35.0% from 34.9% in the prior year first half.

LIQUIDITY AND CAPITAL RESOURCES

                  Cash flows provided by operations for the six months ended June 25, 1997 were $17.1 million compared to $13.3 million for the six months ended June 25, 1996. The increase is primarily due to higher operating income before non-cash charges for depreciation and amortization expense. The gain on the sale of land during the second quarter of 1996 is excluded from cash provided by operations.

                  At June 25, 1997, working capital of the Company was $99.8 million, a $9.7 million increase from $90.1 million at December 25, 1996. The change in working capital is primarily due to the increase in total current assets, mainly from an increase in accounts receivable and inventories due to the growth in business.

                  As of June 25, 1997, the Company had cash and cash equivalents of $5.6 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.



Statements in this report that are not historical are forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to Bush Boake Allen's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing and availability of raw materials and political and economic uncertainties including currency fluctuations in the many countries in which we operate.

                                    PART II.

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A) EXHIBITS

           No.        Description
           ---        -----------
           11         Statement regarding computation of
                      per share earnings

           27         Financial Data Schedule

        B) REPORTS ON FORM 8-K

           No current Report on Form 8-K was filed by the Registrant during the second quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BUSH BOAKE ALLEN INC.

Date:         7/31/97                       /s/ Fred W. Brown, Jr.
      ------------------------------        --------------------------
                                                Fred W. Brown, Jr.
                                                Vice President Finance and
                                                Chief Financial Officer

Date:         7/31/97                       /s/ Dennis M. Meany
      ------------------------------        ---------------------------
                                                Dennis M. Meany
                                                Vice President, General Counsel
                                                and Secretary