Form 10-Q
period 1997-09-25
BUSH BOAKE ALLEN INC
filed 1997-11-05
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 25, 1997
                              -------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ------------------------------

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

                             YES    X                   NO
                                 -------                   -------

19,253,800 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on September 25, 1997.

                              BUSH BOAKE ALLEN INC.

                                      INDEX

                                                                           PAGE

PART I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements                            2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                       6

PART II.       OTHER INFORMATION

               Item 6.       Exhibits and Reports on Form 8-K               11


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

                           PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                          QUARTER ENDED                 NINE MONTHS ENDED
                                           SEPTEMBER 25,                   SEPTEMBER 25,
                                       ----------------------         ----------------------
                                        1997           1996            1997           1996
                                        ----           ----            ----           ----
Net Sales                              $122,577       $112,463        $366,688       $332,891

Costs and other charges:
     Cost of goods sold                  79,813         71,734         236,861        211,175
     Selling and administrative
      expenses                           23,393         23,431          72,468         69,098
     Research and development
      expenses                            5,894          5,390          17,335         16,427
                                       --------        -------         -------        -------
Income from operations                   13,477         11,908          40,024         36,191
                                       --------        -------         -------        -------

Interest expense                            788            522           2,301          1,899
Other (income) expense, net                 979             (9)          1,847         (3,148)
                                       --------        -------         -------        -------

Income before income taxes               11,710         11,395          35,876         37,440
                                       --------        -------         -------        -------

Income taxes                              3,605          3,511          12,058         12,598
                                       --------        -------         -------        -------

Net Income                               $8,105         $7,884         $23,818        $24,842
                                       ========        =======         =======        =======

Net income per share                      $0.42          $0.41           $1.24          $1.29
                                       ========        =======         =======        =======
Weighted average number of
   shares outstanding                19,243,497     19,222,200      19,231,223     19,219,588
                                     ==========     ==========      ==========     ==========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                   SEPTEMBER 25,      DECEMBER 25,
                                                       1997              1996
                                                   ------------      -----------
ASSETS

Cash and cash equivalents                               $5,849          $4,330
Receivables, net                                        97,987          91,404
Inventories                                            105,155         102,217
Other                                                    5,409           3,623
                                                      --------        ---------
      Total current assets                             214,400         201,574

Property, plant and equipment, net                     171,832         165,577

Other assets                                            42,448          40,648
                                                      --------        --------
       Total Assets                                   $428,680        $407,799
                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt                      $7              $8
Notes payable                                           49,024          43,172
Accounts payable                                        39,416          39,462
Accrued liabilities                                     24,287          27,413
Income and other taxes                                   1,316           1,462
                                                      --------        ---------
      Total current liabilities                        114,050         111,517

Long-term debt                                           1,835           2,009

Deferred income taxes                                   20,996          20,323

Other long-term liabilities                             11,158          10,817

Stockholders' equity (Shares outstanding
   1997:  19,253,800;   1996:  19,222,200)             280,641         263,133
                                                      --------        ---------

   Total Liabilities and Stockholders' Equity         $428,680        $407,799
                                                      ========        ========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 25,
                                                        --------------------
                                                        1997             1996
                                                        ----             ----
Cash provided by (used for) operations:

     Net income                                        $23,818         $24,842
     Adjustments to reconcile net income
     to cash provided by operations:

            Depreciation and amortization               12,590           9,753
            Deferred income taxes                          480           1,838
            Other                                        1,095          (4,644)

     Changes in operational assets and liabilities:

            Receivables, net                           (11,725)         (7,634)
            Inventories                                 (7,641)             (4)
            Other assets                                (3,692)         (3,848)
            Accounts payable, taxes and other
             liabilities                                 3,743           3,047
                                                       -------         -------
                Cash provided by operations             18,668          23,350
                                                       -------         -------

Cash provided by (used for) investment activities:

     Capital expenditures                              (23,449)        (28,962)
     Payments for acquisitions                          (3,859)              0
     Other                                                 248           6,322
                                                       -------         -------
                Cash used for investment activities    (27,060)        (22,640)
                                                       -------         -------

Cash provided by (used for) financing activities:

     Change in notes payable, net                        9,575             (27)
     Repayments of long-term debt                           (3)         (2,166)
     Other                                                 567              67
                                                       -------         -------
                Cash provided by (used for)
                 financing activities                   10,139          (2,126)
                                                       -------         -------

Effect of exchange rate changes on cash                   (228)            230
                                                       -------         -------

Increase (decrease) in cash and cash equivalents         1,519          (1,186)

Balance at beginning of period                           4,330           4,966
                                                       -------         -------

Balance at end of period                                $5,849          $3,780
                                                       ========        =======


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

Note 3. Inventories

                        September 25, 1997     December 25, 1996
                        ------------------     -----------------
                                        ($ in thousands)
Finished goods                $30,782               $30,156
Raw materials                  57,493                55,077
Work in process                12,200                12,579
Supplies                        4,680                 4,405
                              --------            ---------

Total                        $105,155              $102,217
                             ========              ========


Note 4. Stockholders' Equity (in thousands)


                                   COMMON STOCK            ADDITIONAL                     CUMULATIVE          TOTAL
                               ----------------------       PAID-IN          RETAINED     TRANSLATION     STOCKHOLDERS'
                               SHARES         AMOUNTS        CAPITAL         EARNINGS      ADJUSTMENT        EQUITY
                               ------         -------      ---------         --------     -----------     -------------

Balance December 25, 1996      19,222        $  19,222      $ 167,400       $  79,101       $(2,590)       $ 263,133

Net Income                                                                     23,818                         23,818

Issuance of Stock for Options      32               32            535                                            567

Foreign Currency Translation                                                                 (6,877)          (6,877)

                               ------        ---------      ---------       ---------       -------         ---------
Balance September  25, 1997    19,254        $  19,254      $ 167,935       $ 102,919       $(9,467)        $ 280,641
                               ======        =========      =========       =========       =======         =========



Note 5. "Other (income) expense, net" for the nine months ended September 25, 1996 includes a non-recurring pre-tax gain of $4.2 million related to the sale of excess Company land adjacent to the Widnes, England aroma chemical plant during the second quarter of 1996.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 25, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 25, 1996

NET SALES

     Net sales for the quarter ended September 25, 1997 increased 9.0% to $122.6 million from $112.5 million for the quarter ended September 25, 1996. The aroma chemicals segment reported growth in third quarter external sales of 10.0% over the third quarter of 1996. This growth reflects increased volume of chemical shipments under a long-term supply agreement with a major customer, higher sales of terpene based products and the addition of certain resale chemicals previously classified as flavor and fragrance sales. The flavor and fragrance segment recorded growth in third quarter sales of 8.7% over the third quarter of 1996. The sales increase also reflects the impact of three acquisitions made during the fourth quarter of 1996 which added approximately $2.8 million of incremental flavor and fragrance sales in the third quarter of 1997. The International region had the highest internal growth rate with a sales increase of 20%, while Europe region sales were down slightly from the third quarter of 1996. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the third quarter 1996 to the third quarter 1997, the increase in total net sales would have been approximately 13%.

COST OF GOODS SOLD

     Cost of goods sold in the third quarter of 1997 increased to $79.8 million from $71.7 million in the third quarter of 1996 due primarily to increased sales, higher raw material turpentine costs, and additional depreciation and amortization expenses resulting from the completion of major capital projects and recent acquisitions. Cost of goods sold as a percentage of net sales increased to 65.1% from 63.8%,

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in the third quarter of 1997 were $23.4 million, the same as the third quarter of 1996. Selling and administrative expenses as a percentage of net sales decreased to 19.1% from 20.8% reflecting a reduction in corporate overhead expense with the relocation of certain administrative services from the UK to the U.S. now complete.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses in the third quarter of 1997 increased to $5.9 million from $5.4 million in the third quarter of 1996. The increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment. Research and development expenses as a percentage of net sales was 4.8% for both periods.

INCOME FROM OPERATIONS

     Income from operations in the third quarter of 1997 increased 13.2% to $13.5 million from $11.9 million in the third quarter of 1996. Operating margins improved to 11.0% from 10.6% in the third quarter of 1996 reflecting the benefit from Company cost reduction programs, mainly in Europe, where there has been a substantial reduction in staff. The total number of employees for the Company has been reduced almost 5% since the end of last year and severance costs in the third quarter of 1997 totaled approximately $1.3 million.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $13.6 million compared to $12.0 million in the third quarter of 1996. An increase in operating income was reported in all regions with the largest increase being in the International region. The Company's aroma chemical segment recorded third quarter operating income (exclusive of corporate items) of $3.8 million in 1997 compared to $5.1 million in the third quarter of 1996. The decrease in operating income is primarily due to continuing cost pressure affecting turpentine-based products and competitive pricing pressure in Europe resulting from the strong Pound Sterling. Also, a pump failure at the Widnes, England aroma chemical plant resulted in a shutdown of part of that plant for three weeks during the third quarter of 1997. Although the pump failure created some scheduling difficulties, the financial impact during the quarter was minimized and much of the expense is believed to be recoverable under the Company's insurance.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the third quarter of 1997 was $1.0 million expense compared to $9,000 income in the third quarter of 1996. The primary reason for the increase in other expense was the foreign exchange losses incurred during the third quarter of 1997, primarily from the devaluations of currencies in Southeast Asia.

INTEREST EXPENSE

     Interest expense for the third quarter of 1997 increased to $800,000 from $500,000 in the third quarter of 1996. The increase in net interest expense is primarily due to the higher level of notes payable outstanding and lower capitalized interest during the third quarter of 1997.

INCOME TAXES

     Income tax expense in the third quarter of 1997 increased to $3.6 million from $3.5 million in the third quarter of 1996 primarily as a result of higher pre-tax income. The Company's effective tax rate in the third quarter of 1997 was 30.8%, the same as in the third quarter of 1996. The third quarter this year reflects a deferred tax benefit due to the reduction in the UK statutory income tax rate while the third quarter of 1996 reflected the final valuation of reduced capital gains taxes on property dispositions in the UK and Australia.

NINE MONTHS ENDED SEPTEMBER 25, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1996

NET SALES

     Net sales for the nine months ended September 25, 1997 increased 10.2% to $366.7 million from $332.9 million in the comparable prior year period. Net sales of aroma chemicals increased 9.2% to $74.9 million from $68.6 million primarily due to the increased volume of shipments under a long-term supply agreement with a major customer, higher sales of terpene based products and the addition of certain resale chemicals previously classified as flavor and fragrance sales. Net sales of the flavor and fragrance segment increased 10.4% to $291.8 million from $264.3 million with market growth in all regions. The sales increase also reflects the impact of three acquisitions made during the fourth quarter of 1996 which added approximately $11.6 million of incremental flavor and fragrance sales in the first nine months of 1997. Net sales in both product segments were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first nine months of 1996 to the first nine months of 1997, the increase in total net sales would have been approximately 13%.

COST OF GOODS SOLD

     Cost of goods sold for the nine months ended September 25, 1997 increased 12.2% to $236.9 million from $211.2 million in the comparable prior year period. The Company's cost of goods sold as a percentage of net sales increased to 64.6% from 63.4% in the prior year primarily due to significantly higher raw material turpentine costs, and additional depreciation and amortization expenses resulting from the completion of major capital projects and recent acquisitions.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the nine months ended September 25, 1997 increased to $72.5 million from $69.1 million in the comparable prior year period. This increase includes the effect of acquisitions made during the fourth quarter of 1996. Selling and administrative expenses as a percentage of net sales decreased to 19.8% from 20.8% reflecting a reduction in corporate overhead expense with the relocation of certain administrative services from the UK to the U.S. now complete.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the nine months ended September 25, 1997 increased to $17.3 million from $16.4 million in the comparable prior year period. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment, and for services performed for the Company by Union Camp at its research facility in Princeton, New Jersey. Research and development expenses as a percentage of net sales decreased to 4.7% from 4.9%.

INCOME FROM OPERATIONS

     Income from operations for the nine months ended September 25, 1997 increased 10.6% to $40.0 million from $36.2 million in the comparable prior year period.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment increased 10% to $38.4 million from $35.0 million in the prior year first nine months. The Company's aroma chemical segment recorded nine months operating income (exclusive of corporate items) of $15.1 million in 1997, compared to $17.3 million in the comparable prior year period. The decrease in operating income was primarily due to continuing cost pressure affecting turpentine-based products and competitive pricing pressure in Europe resulting from the strong Pound Sterling. Also, a pump failure at the Widnes, England aroma chemical plant resulted in a shutdown of part of that plant for three weeks during the third quarter of 1997. Although the pump failure created some scheduling difficulties, the financial impact during the quarter was minimized and much of the expense is believed to be recoverable under the Company's insurance.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the nine months ended September 25, 1997 was $1.8 million expense compared to $3.1 million income in the comparable prior year period. The decrease in other income was primarily attributable to a gain on the sale of excess Company land in Widnes, England during the second quarter of 1996.

INTEREST EXPENSE

     Interest expense for the nine months ended September 25, 1997 increased to $2.3 million from $1.9 million in the comparable prior year period. The increase in net interest expense is primarily attributable to the higher level of notes payable outstanding during 1997.

INCOME TAXES

     Income tax expense for the nine months ended September 25, 1997 decreased to $12.1 million from $12.6 million in the comparable prior year period primarily as a result of lower pre-tax income. The Company's effective tax rate was 33.6% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the nine months ended September 25, 1997 were $18.7 million compared to $23.4 million for the nine months ended September 25, 1996. The decrease is primarily due to changes in operational assets and liabilities, mainly from an increase in trade receivables and inventories during the first nine months of 1997. The gain on the sale of land during the second quarter of 1996 is excluded from cash provided by operations.

        At September 25, 1997, working capital of the Company was $100.4 million, a $10.3 million increase from $90.1 million at December 25, 1996. The change in working capital is primarily due to the increase in total current assets, mainly from an increase in accounts receivable and inventories due to the growth in business.

     As of September 25, 1997, the Company had cash and cash equivalents of $5.8 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.



--------------------------------------------------------------------------------
Statements in this report that are not historical are forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to Bush Boake Allen's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing and availability of raw materials and political and economic uncertainties including currency fluctuations in the many countries in which we operate.
--------------------------------------------------------------------------------

                                    PART II.
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A) EXHIBITS

           No.        Description

           11         Statement regarding computation of
                      per share earnings

           27         Financial Data Schedule

        B) REPORTS ON FORM 8-K

           No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BUSH BOAKE ALLEN INC.

Date:          11/5/97                      By: Fred W. Brown, Jr.
      ------------------------------            --------------------
                                                Fred W. Brown, Jr.
                                                Vice President Finance and
                                                Chief Financial Officer



Date:          11/5/97                      By: Dennis M. Meany
      -------------------------------           ---------------------
                                                Dennis M. Meany
                                                Vice President, General Counsel
                                                and Secretary