Form 10-K405
period 1997-12-25
BUSH BOAKE ALLEN INC
filed 1998-03-20
CIK 919998

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                            -------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 25, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ___________________ to _________________
                         Commission File Number 1-13030

                            -------------------------

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

                            -------------------------

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

                                      NONE
                           -------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On February 25, 1998, 19,278,800 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 1, 1998, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $32.4375 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $198,640,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 25, 1997 (the "Bush Boake Allen 1997 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

        Portions of Registrant's Proxy Statement, dated March 22, 1998 (the "Bush Boake Allen 1998 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------

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

BBA's business is organized into two operating segments: (i) flavor (including essential oils, seasonings and spice extracts) and fragrance and (ii) aroma chemicals. In 1997, flavor and fragrance and aroma chemicals accounted for approximately 79% and 21%, respectively, of the Company's total net sales. The Company's flavor products impart a desired taste and smell to a broad range of consumer products including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The Company's fragrance products are used in a wide variety of household products including soaps, detergents, air fresheners, toiletries and related products. The Company's flavor and fragrance compounds are sold primarily to consumer products companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. Included within the flavor and fragrance segment is the Company's natural extracts and seasonings business which consists of essential oils and spice extracts that are sold primarily to manufacturers of food and beverage products.

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

        The Company has operations in 39 countries in North and South America, Europe, Asia, Australia, the Middle East and Africa. BBA's flavor and fragrance business is separately managed in four geographic regions: the Americas (North and South America and Caribbean operations); Europe (United Kingdom and Western Europe), Asia Pacific (East Asia, Southeast Asia, Australia and New Zealand) and International (India, Middle East, Eastern Europe, Africa and Russia). Technical, production, sales and customer service capabilities are located in each region which enhance the Company's focus on individual market and customer preferences. The Company's aroma chemicals business is managed globally from Jacksonville. The Company's New Jersey Headquarters and London office provide administrative and technical support worldwide.

        Revenue, operating profits and other financial data for the principal business segments and for regional operations for the years ended December 25, 1997, 1996 and 1995 appear in Note 12 of Notes to Consolidated Financial Statements on pages 35 to 37 of the Bush Boake Allen 1997 Annual Report and are incorporated by reference in this Item 1.

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

    Flavor Products

        The Company produces flavor compounds which are sold primarily to the food, beverage, and pharmaceutical industries and include (i) compounds typically consisting of natural and synthetic substances, (ii) reaction or process flavors, which are substances that enhance flavor when heat or pressure cooking is applied and (iii) enzymatically enhanced flavors. Flavor compounds typically consist of either sweet or savory flavors. Sweet flavors include various fruits as well as vanilla, coffee, chocolate and cola. The Company's sweet flavor compounds are used in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products and drink powders. Savory flavors are composed of spices and herbs and include primarily meat, fish and cheese flavors. The Company's savory flavor compounds are used in snack products of all kinds as well as processed foods, such as prepared meals, soups and sauces. In addition to sweet and savory flavors, the Company produces flavors for specific applications, such as oral hygiene and pharmaceutical products. In 1995, 1996 and 1997, sales of flavor compounds accounted for approximately 37%, 37% and 36%, respectively, of the Company's total net sales.

        The Company produces natural products which are sold primarily to the food industry and consist of essential oils, natural extracts, spices and seasonings. Essential oils are mixtures of natural aroma chemicals typically obtained by steam distillation or expression from plants, fruits, seeds, barks, leaves and berries. Essential oils and natural extracts are used as flavoring items in their own right and also as raw materials for compounding flavors, as well as fragrances. In addition to selling such products to customers, the Company uses them to produce its own flavor and fragrance compounds. Spices are dried plant products which, due to their high content of essential oils, are highly aromatic. In each of 1995, 1996 and 1997, sales of natural products accounted for approximately 21% of the Company's total net sales.

    Fragrance Products

        The Company produces a broad range of fragrance compounds which are sold primarily to manufacturers of cosmetics and toiletries, household cleaners, and personal care products. The Company has also been successful in promoting the use of deodorants in a variety of applications such as masking diesel automotive fuel odor. In addition, the Company has devoted substantial research and development activity toward developing malodor counteractive fragrances for use in laundry and air freshener applications. The Company is also promoting a line of fragrance compounds based on extensive analysis of scents from living plants and flowers. These fragrances are being marketed by the Company under the GENERESSENCE'r' trade name. In 1995, 1996 and 1997, sales of fragrances (excluding the resale of aroma chemicals purchased from BBA's Aroma Chemical Division) accounted for approximately 17%, 17% and 18%, respectively, of the Company's total net sales.

    Aroma Chemicals

        The Company produces aroma chemicals for use in its own flavor and fragrance compounds as well as for sale directly to other flavor and fragrance and consumer product manufacturers, which, in turn, use them as raw materials in their own formulations and products. The Company obtains approximately 18% of its crude turpentine needs from Union Camp operations and also uses procurement services provided by Union Camp for other external purchases of turpentine, in each case at approximately fair market value. The Company is a major supplier of terpene-based aroma chemicals throughout the world. The Company's aroma chemical products include geraniol, citral, citronellol, linalol, terpineol, ionones and various synthetic musks, including ABBALIDE'tm' and TETRALIDE'r'. The Company also manufactures LILESTRALIS'tm', a well-known petrochemical-based product with lily-type floral aroma. A different grade of LILESTRALIS is sold by the Company to agrichemical manufacturers for use as an intermediate in certain fungicides. In each of 1995, 1996 and 1997, sales of aroma chemicals (including the resale of aroma chemicals by BBA's Fragrance business) accounted for approximately 25% of the Company's total net sales.

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

        The Company's aroma chemical products are sold primarily to major manufacturers of household products, including soaps and detergents, fabric conditioners, cosmetics and toiletries for incorporation in fragrances compounded by these customers and other fragrance and flavor compounders. During 1997, the Company's ten largest external aroma chemical customers accounted for approximately 55% of the Company's total aroma chemicals sales. Product quality, product consistency, timely delivery and overall service are important factors in successfully maintaining aroma chemical accounts.

        During 1997, the Company's ten largest customers accounted for an aggregate of approximately 23% of its total net sales, its three largest customers and their affiliates accounted for approximately 5%, 4% and 2% respectively, of its total net sales, and no other single customer accounted for more than approximately 2% of total net sales.

RESEARCH AND DEVELOPMENT

        The work of the Company's perfumers and flavorists is conducted in the Company's three major regional creative and technical centers located in Montvale, New Jersey (for the Americas region), London (for the Europe and International regions), and Singapore (for the Asia Pacific region). Ideas and products generated in these creative and technical centers are made available to the Company's regional centers for further development. In addition, the Company maintains 40 laboratories located throughout the world which support technical and development efforts in local markets. The Company's flavor and fragrance research is conducted at its facility in London and at Union Camp's research facility in Princeton, New Jersey. The Company continues to contract for services from Union Camp's Princeton facility. See "Certain Relationships and Related Transactions". The Company also has extensive analytical capabilities at its London facilities which aid in the isolation and identification of flavor and fragrance ingredients.

        Research and development for the Company's aroma chemicals business is conducted principally in advanced technical centers in Widnes, United Kingdom and Jacksonville, Florida, with strong support from the central laboratories in London and from Union Camp's research facility in Princeton. See "Certain Relationships and Related Transactions".

        The Company spent a total of approximately $23.6 million, $22.5 million and $19.9 million in 1997, 1996 and 1995, respectively, on research and development activities. The Company expects these expenditures to increase in 1998 to an aggregate of approximately $25 million.

MANUFACTURING AND DISTRIBUTION

        The major manufacturing and compounding facilities of the Company are located in Australia, Canada, China, India, Mexico, New Zealand, Philippines, Singapore, South Africa, the United Kingdom and the United States.

        BBA's aroma chemicals manufacturing facility in the United Kingdom is located in Widnes. Operations began at Widnes in 1958 and, following expansions in 1964, 1988, 1992 and 1993, the facility now includes highly automated, versatile and sophisticated processing equipment. During 1996 and 1997, an annual amount of approximately 6,000 and 7,000 tons of terpene- and petroleum-based aroma chemicals as well as technical grade LILESTRALIS, an intermediate used in the production of agricultural fungicides, were produced at Widnes and sold to customers including the manufacturers of soaps, detergents, cleaners, and other fragrance products.

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

        The Company's products are primarily distributed through its own sales force, operating from 5 sales offices in the United States and 54 sales offices in 38 other countries. In addition, the Company currently markets its products through sales agencies in countries in which it does not have a direct sales force. Most of the Company's 59 sales facilities around the world stock inventory of the Company's products.

RAW MATERIAL PURCHASES; SUPPLIERS

        The Company purchases thousands of different raw materials from many sources throughout the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals. The Company's principal raw material purchases consist of organic chemicals, primarily turpentine. No single supplier accounted for more than 3% of the Company's raw material requirements in 1996 and 1997. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

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

EMPLOYEES

        As of December 25, 1997, the Company had 1,964 full-time equivalent employees.

GOVERNMENTAL REGULATION

        Manufacture and sale of the Company's products are subject to regulation in the United States by federal regulatory agencies, including the Food and Drug Administration, the Alcohol, Tobacco and Firearms Bureau of the Treasury Department, the Environmental Protection Agency, the Occupational Safety and Health Administration, and by various state and local authorities. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing governmental requirements of such bodies has not materially affected the Company's operations, earnings or competitive position. The Company is subject to various United States federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, or otherwise relating to the protection of the environment. In addition, a number of local communities and countries other than the United States have enacted, or have under consideration, laws and regulations relating to the use and disposal of materials relating to the production of flavors and fragrances. The Company's capital expenditures relating to environmental projects totaled $1.5 million in 1997. In addition, the Company estimates capital expenditures relating to environmental projects will be approximately $3 million in 1998.

ITEM 2.  PROPERTIES

         The following table sets forth the locations of the Company's principal properties, all of which are owned, unless otherwise indicated:

        LOCATION                                              NATURE OF PROPERTY
        --------                                              ------------------
Atlacomulco, Mexico                         Manufacturing (Flavors and seasonings)
Auckland, New Zealand                       Manufacturing (Flavors, fragrances and seasonings)
Carrollton, Texas (1)                       Manufacturing (Seasonings)
Chicago, Illinois                           Manufacturing (Flavors)
Guangzhou, Peoples Republic of China        Manufacturing (Flavors and fragrances)
Jacksonville, Florida                       Manufacturing (Terpene derivatives and aroma chemicals)
Johannesburg, South Africa                  Manufacturing (Flavors, fragrances and seasonings)
Jurong, Singapore(2)                        Manufacturing (Flavors and fragrances)
London, United Kingdom                      Regional headquarters, manufacturing (Flavors and
                                              fragrances)

Long Melford, United Kingdom                Manufacturing (Spices, essential oils and seasonings)
Madras, India(3)                            Manufacturing (Flavors and fragrances)
Manila, Philippines(1)                      Manufacturing (Flavors, fragrances and seasonings)
Melbourne, Australia                        Manufacturing (Flavors, fragrances and seasonings)
Montreal, Canada                            Manufacturing (Flavors, fragrances, spices, essential oils and seasonings)
Montvale, New Jersey(1)                     Corporate administrative headquarters and technical center
Norwood, New Jersey(1)                      Manufacturing (Fragrances and essential oils)
Sydney, Australia(1)                        Manufacturing (Flavors)
Widnes, United Kingdom                      Manufacturing (Aroma chemicals)
Witham, United Kingdom                      Manufacturing (Flavors)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF BUSH BOAKE ALLEN INC.

        Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 1998.

            NAME                      AGE                              POSITION
            ----                      ---                              --------
  Julian W. Boyden.....................53       Chairman, President and Chief Executive Officer
  Fred W. Brown........................51       Vice President, Finance and Chief Financial Officer
  T. John Dunlea.......................52       Vice President, Asia Pacific Region
  James H. Dunsdon.....................51       Executive Vice President
  Bruce J. Edwards.....................51       Vice President, International Region
  Johannes Kleppers....................41       Vice President, Europe Region
  Ronald A. Landis.....................50       Vice President, Human Resources & Safety
  P. C. Mathew.........................47       Vice President, Aroma and Terpene Chemicals
  Kenneth M. McHugh....................46       Controller
  Dennis M. Meany......................50       Vice President, General Counsel and Secretary
  Peter A. Thorburn....................55       Vice President, Global Chemical Sales and Marketing
  Charles D. Weller....................50       Treasurer
  John R. Wright.......................51       Vice President, Commerce and Technology

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

        Ronald A. Landis has been Vice President, Human Resources & Safety since February 1997. Mr. Landis joined the Company as Director of Human Resources in October 1996. Prior to that he was a principal with Gemini Consulting from April 1994 to September 1996. Prior to April 1994 Mr. Landis was employed by Olin Corporation and then Sterling Drug in various Human Resources roles since 1978.

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

        Peter A. Thorburn has been Vice President, Global Chemical Sales and Marketing since January 1994. From January 1992 to December 1993 he was Vice President, International Region. From July 1990 to January 1992 he was Vice President, with responsibility for the Middle East and Africa. From September 1981 to June 1990 he was Vice President with responsibility for Western Europe. Mr. Thorburn has been associated with the Company since 1981.

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

                        1995                    1996                     1997
                --------------------   -----------------------    -------------------
                 High          Low        High          Low         High        Low
                 ----          ---        ----          ---         ----        ---
1st Quarter     $27.125      $23.375    $30.875        $26.25      27.625      24.25
2nd Quarter      31.25        26.125     28.125         24.00      30.375      25.00
3rd Quarter      30.875       28.50      24.125         20.50      34.25       28.50
4th Quarter      32.75        26.375     26.75          23.625     35.6875     26.00


The approximate number of stockholders of record at December 25, 1997 was 275.

          Since its initial public offering, the Company has not declared any dividends on its Common Stock. The Company currently intends to retain all future earnings to finance the operations and expansion of the Company's business.

ITEM 6.   SELECTED FINANCIAL DATA

          Information in response to the disclosure requirements specified by this Item 6 appears on page 39 of the Bush Boake Allen 1997 Annual Report and is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 to 24 of the Bush Boake Allen 1997 Annual Report and is incorporated by reference in this
Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information in response to the disclosure requirements specified by this Item 8 appears on pages 25 to 37 of the Bush Boake Allen 1997 Annual Report and is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information in response to the disclosure requirements specified by this Item 10, with respect to (i) the directors of Bush Boake Allen Inc., appears under the caption "Proposal 1 - Election of Directors" on pages 1 and 2 of the Bush Boake Allen 1998 Proxy Statement and (ii) the executive officers of Bush Boake Allen Inc., appear under the caption "Executive Officers of Bush Boake Allen Inc." in Part I of this Form 10-K. Such information is incorporated by reference in this Item 10.

ITEM 11.   EXECUTIVE COMPENSATION

          Information in response to the disclosure requirements specified by this Item 11 appears under the captions "Board of Directors and Committees", "Executive Compensation", and "Retirement Plans" on pages 2 and 3, 4 and 5, and 9 to 11 respectively, of the Bush Boake Allen 1998 Proxy Statement. Such information is incorporated by reference in this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information in response to the disclosure requirements specified by this Item 12 appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management as of December 25, 1997" on pages 3 to 4 of the Bush Boake Allen 1998 Proxy Statement and is incorporated by reference in this Item 12.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information in response to the disclosure requirements specified by this Item 13 appears under the caption "Certain Relationships and Related Party Transactions" on pages 11 and 12 of the Bush Boake Allen 1998 Proxy Statement and is incorporated by reference in this Item 13.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1)      Index to financial statements

                       The following financial statements are included at the
               indicated page in the Bush Boake Allen 1997 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                         Page
                                                                         ----
          Consolidated Statements of Income
             For each of the three years ended
             December 25, 1997..........................................   25

          Consolidated Balance Sheets - December 25, 1997
             and 1996...................................................   26

          Consolidated Statements of Cash Flows for each of the three
             years ended December 25, 1997..............................   27


          Notes to Consolidated Financial Statements.................... 28 - 37

          Report of Independent Accountants.............................   38

          (2)  All exhibits, including those incorporated by reference.

NO.       DESCRIPTION
---       -----------
 3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

 3.2 Bylaws of the Company (filed as Exhibit 3.2. on Bush Boake Allen Inc.'s Form 10-Q for the quarter ended September 25, 1994 and incorporated herein by reference).

 4.1 Specimen Common Stock Certificate of the Company (filed as Exhibit 4.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.1 Services Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.2 Technology Cross-License Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.2 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.3 Separation Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.3 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.4 Assumption of Liabilities and Cross-Indemnification Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as
          Exhibit 10.4 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.5 Registration Rights Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.5 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.6 Supply Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.6 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.7 Tax Allocation Agreement, dated April 6, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.7 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.8* Stock Option and Stock Award Plan, as amended (filed as Exhibit 10.8 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.9* Form Executive Severance Agreement approved by Registrant's Board of Directors effective December 1, 1996 (filed as Exhibit 10.10 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.10 Form Director Indemnity Agreement approved by Registrant's Board of Directors on November 19, 1996 (filed as Exhibit 10.11 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

11.1      Statement re: computation of pro forma per share net income.

13.1 1997 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

21.1      Subsidiaries of the registrant.

23.1      Consent of Price Waterhouse LLP.

 27       Financial Data Schedule

-----------
* Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

   (b)    Reports on Form 8-K.

   No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 25, 1997.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MONTVALE, NEW JERSEY, ON THE 18TH DAY OF MARCH, 1998.

                                      BUSH BOAKE ALLEN INC.

                                      By /s/ Julian W. Boyden
                                        ----------------------------------
                                         JULIAN W. BOYDEN
                                         Chairman of the Board, President
                                         and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 18, 1998.

      Signatures                               Title
      ----------                               -----

/s/ Julian W. Boyden
-----------------------      Chairman of the Board, President and Chief
Julian W. Boyden             Executive Officer (Principal Executive Officer)

/s/ Fred W. Brown, Jr.
-----------------------      Vice President, Finance (Principal
Fred W. Brown, Jr.           Financial Officer)

/s/ Kenneth M. McHugh
-----------------------      Controller Principal Accounting
Kenneth M. McHugh            Officer)

/s/ Peter L. Acton
-----------------------      Director
Peter L. Acton

/s/ Thomas R. Crane, Jr.
-----------------------      Director
Thomas R. Crane, Jr.

/s/ L. Robert Pfund
------------------------     Director
L. Robert Pfund

/s/ James M. Reed
------------------------     Director, Vice Chairman of the Board
James M. Reed

/s/ George J. Sella, Jr.
------------------------     Director
George J. Sella, Jr.

/s/ William H. Trice
------------------------     Director
William H. Trice

                                  EXHIBIT INDEX

No.                                Description
----                               -----------
 3.1                               Articles of Incorporation of the Company
                                   (filed as Exhibit 3.1 on Bush Boake Allen
                                   Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

 3.2                               Bylaws of the Company (filed as Exhibit 3.2.
                                   on Bush Boake Allen Inc.'s Form 10-Q for the quarter ended September 25, 1994 and incorporated herein by reference).

 4.1 Specimen Common Stock Certificate of the Company (filed as Exhibit 4.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.1 Services Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.2 Technology Cross-License Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.2 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.3 Separation Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.3 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.4 Assumption of Liabilities and Cross-Indemnification Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.4 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.5 Registration Rights Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.5 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.6 Supply Agreement, dated May 19, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.6 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.7 Tax Allocation Agreement, dated April 6, 1994, between Union Camp Corporation and the Company (filed as Exhibit 10.7 on

                                   Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).

10.8* Stock Option and Stock Award Plan, as amended (filed as Exhibit 10.8 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.9* Form Executive Severance Agreement approved by Registrant's Board of Directors effective December 1, 1996 (filed as Exhibit 10.10 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.10 Form Director Indemnity Agreement approved by Registrant's Board of Directors on November 19, 1996 (filed as Exhibit 10.11 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

11.1 Statement re: computation of pro forma per share net income.

13.1 1997 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

21.1                              Subsidiaries of the registrant.

23.1                              Consent of Price Waterhouse LLP.

27                                Financial Data Schedule
-----------

* Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.



                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................   'r'
The trademark symbol shall be expressed as............................  'tm'