Form 10-Q
period 1998-03-25
BUSH BOAKE ALLEN INC
filed 1998-05-08
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 25, 1998
                               ---------------------------


 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ------------------------

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

                    YES   X                   NO
                        -----                    -----
19,280,800 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on March 25, 1998.

                              BUSH BOAKE ALLEN INC.

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements                                  2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                             8

PART II.       OTHER INFORMATION

               Item 4.       Submission of Matters to a Vote of Security-Holders  11

               Item 6.       Exhibits and Reports on Form 8-K                     12


               -------------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 25, 1997 which has previously been filed with the Commission.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                                            THREE MONTHS ENDED
                                                                 MARCH 25,
                                                          ----------------------
                                                           1998            1997
                                                           ----            ----
Net Sales                                                $118,246         $118,407

Costs and other charges:
   Cost of goods sold                                      75,615           77,045
   Selling and administrative expenses                     23,116           23,761
   Research and development expenses                        6,189            5,752
                                                         --------         --------

Income from operations                                     13,326           11,849
                                                         --------         --------

Interest expense                                              777              580
Other (income) expense, net                                   764              124
                                                         --------         --------

Income before income taxes                                 11,785           11,145
                                                         --------         --------

Income taxes                                                4,134            3,903
                                                         --------         --------

Net Income                                               $  7,651         $  7,242
                                                         ========         ========


Net income per share:
   - Basic                                               $   0.40         $   0.38
                                                         ========         ========
   - Diluted                                             $   0.39         $   0.37
                                                         ========         ========

Weighted average number of shares outstanding:
   - Basic                                             19,269,244       19,222,200
                                                       ==========       ==========
   - Diluted                                           19,399,576       19,381,039
                                                       ==========       ==========


        See accompanying notes to the Consolidated Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                      MARCH 25,       DECEMBER 25,
                                                        1998             1997
                                                        ----             ----
ASSETS

Cash and cash equivalents                             $  4,061         $  4,358
Receivables, net                                        98,296           88,841
Inventories                                            105,751          102,491
Other                                                    4,305            5,706
                                                      --------         --------

     Total current assets                              212,413          201,396

Property, plant and equipment, net                     183,005          177,217

Other assets                                            47,464           45,530
                                                      --------         --------

      Assets                                          $442,882         $424,143
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                 $  40,375        $  35,833
Accounts payable                                        39,191           37,519
Accrued liabilities                                     23,270           24,713
Income and other taxes                                     311            1,474
                                                      --------         --------

     Total current liabilities                         103,147           99,539

Long-term debt                                           8,225            3,456

Deferred income taxes                                   23,069           22,105

Other long-term liabilities                             10,475           10,651

Stockholders' equity:
  Common stock - (Shares outstanding:
    1998: 19,280,800 and 1997:19,258,800)               19,281           19,259
  Additional paid-in capital                           168,398          168,044
  Retained earnings                                    117,733          110,082
  Accumulated other comprehensive income                (7,446)          (8,993)
                                                      --------         --------

     Total stockholders' equity                        297,966          288,392
                                                      --------         --------

  Total Liabilities and Stockholders' Equity          $442,882         $424,143
                                                      ========         ========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 25,
                                                                 -------------------
                                                                 1998            1997
                                                                 ----            ----
Cash provided by (used for) operations:
        Net income                                              $ 7,651       $ 7,242
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                      4,537         4,177
               Deferred income taxes                                871           530
               Other                                                 93           (61)

        Changes in operational assets and liabilities:
               Receivables, net                                  (9,741)       (4,557)
               Inventories                                       (3,292)       (2,493)
               Other assets                                         165          (874)
               Accounts payable, taxes and other liabilities       (955)           44
                                                                -------       -------

                  Cash provided by (used for) operations           (671)        4,008
                                                                -------       -------

Cash provided by (used for) investment activities:
        Capital expenditures                                     (8,930)       (5,780)
        Payments for acquisitions                                  (348)       (3,859)
        Other                                                        19            25
                                                                -------       -------
                  Cash used for investment activities            (9,259)       (9,614)
                                                                -------       -------

Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                 352             0
        Change in notes payable, net                              3,976         6,685
        Proceeds from issuance of long-term debt                  5,251             0
        Other                                                         0            (1)
                                                                -------       -------
                  Cash provided by  financing activities          9,579         6,684
                                                                -------       -------

Effect of exchange rate changes on cash                              54           (73)
                                                                -------       -------

Increase (decrease) in cash and cash equivalents                   (297)        1,005

Balance at beginning of period                                    4,358         4,330
                                                                -------       -------

Balance at end of period                                        $ 4,061       $ 5,335
                                                                =======       =======


        See accompanying notes to the Consolidated Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                THREE MONTHS ENDED
                                                     MARCH 25,
                                                ------------------
                                                 1998         1997
                                                 ----         ----
Net Income                                     $7,651        $7,242

 Other comprehensive income, net of tax:
   Foreign currency translation adjustments     1,547        (3,141)
   Minimum pension liability adjustment            --            --
   Unrealized gains(losses) on investments         --            --
                                               ------        ------

Total other comprehensive income                1,547        (3,141)
                                               ------        ------

Comprehensive Income                           $9,198        $4,101
                                               ======        ======


        See accompanying notes to the Consolidated Financial Statements.

                              BUSH BOAKE ALLEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature. Results for the interim periods are not necessarily indicative of results for the full period or for any other interim period.

Note 2.  Inventories

                             March 25, 1998        December 25, 1997
                             --------------        -----------------
                                       ($ in thousands)
Finished goods              $36,692                      $29,035
Raw materials                52,697                       54,621
Work in process              13,071                       14,170
Supplies                      3,291                        4,665
                           --------                     --------

Total                      $105,751                     $102,491
                           ========                     ========



Note 3. Stockholders' Equity (in thousands)

                                      COMMON STOCK       ADDITIONAL                      OTHER          TOTAL
                                  -------------------      PAID-IN        RETAINED      EQUITY      STOCKHOLDERS'
                                  SHARES      AMOUNTS      CAPITAL        EARNINGS    ADJUSTMENTS      EQUITY
                                  ------      -------      -------        --------    -----------      ------
Balance December  25, 1997        19,259      $19,259      $168,044       $110,082      $(8,993)      $288,392

Net Income                                                                   7,651                       7,651

Issuance of Stock for Options         22           22           354                                        376

Foreign Currency Translation                                                              1,547          1,547
                                  ------      -------      --------       --------      -------       --------

Balance March 25, 1998            19,281      $19,281      $168,398       $117,733      $(7,446)      $297,966
                                  ======      =======      ========       ========      =======       ========

Note 4.  Other Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity and includes net income, net unrealized capital gains or losses on available-for-sale securities, minimum pension liability and foreign currency translation adjustments (CTA). This new statement only requires additional disclosure in the financial statements, and does not affect the Company's financial position or results of operations.

                                                                             ACCUMULATED
                               FOREIGN        MINIMUM       UNREALIZED          OTHER
                              CURRENCY        PENSION       INVESTMENT      COMPREHENSIVE
                                 CTA         ADJUSTMENT         G(L)            INCOME
                              -----------------------------------------------------------
                                                   ($ IN THOUSANDS)

Balance December 25, 1997     $(8,993)       $   -           $   -            $(8,993)

Current Period Change           1,547            -               -              1,547
                              -------        --------        --------         -------

Balance March 25, 1998        $(7,446)       $   -           $   -            $(7,446)
                              =======        ========        ========         =======


                                                 MARCH 25, 1998                              MARCH 25, 1997
                                     --------------------------------------        --------------------------------------
                                     PRE-TAX       TAX (EXP)     NET-OF-TAX        PRE-TAX      TAX (EXP)      NET-OF-TAX
                                     AMOUNT        BENEFIT         AMOUNT          AMOUNT       BENEFIT          AMOUNT
                                     --------------------------------------        --------------------------------------
                                                                       ($ IN THOUSANDS)
Foreign Currency CTA                 $1,547        $   -           $1,547          $(3,141)     $  -            $(3,141)

Minimum Pension Adjustment              -              -              -                 -          -                -

Unrealized Investment G(L)              -              -              -                 -          -                -
                                     ------        -------         ------          -------      -------         -------

Other Comprehensive Income           $1,547        $   -           $1,547          $(3,141)     $  -            $(3,141)
                                     ======        =======         ======          =======      =======         ========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NET SALES

        Net sales for the first quarter ended March 25, 1998 decreased 0.1% to $118.2 million from $118.4 million for the quarter ended March 25, 1997. The aroma chemicals segment reported a decrease in sales of 2.1% over the first quarter of 1997. This decrease reflects competitive pricing pressure in Europe due to the strong Pound Sterling and lower sales of musk chemicals due to a decline both in volume and price. The flavor and fragrance segment recorded modest growth in first quarter sales of 0.4% over the first quarter of 1997. The Americas region had the highest internal growth rate with a sales increase of 11.8%, while the Asia Pacific region and the Europe region sales decreased 9.1% and 5.5%, respectively from the first quarter of 1997. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first quarter 1997 to the first quarter 1998, the increase in total net sales would have been approximately 8%.

COST OF GOODS SOLD

        Cost of goods sold in the first quarter of 1998 decreased to $75.6 million from $77.0 million in the first quarter of 1997 due primarily to improved operating efficiencies in the Company's aroma chemical plants. Cost of goods sold as a percentage of net sales decreased to 63.9% from 65.1%.

SELLING AND ADMINISTATIVE EXPENSES

        Selling and administrative expenses in the first quarter of 1998 decreased to $23.1 million from $23.8 million in the first quarter of 1997. This decrease reflects the benefit from the Company's cost reduction program of last year which resulted in a reduction in total Company staff of over 5%. Selling and administrative expenses as a percentage of net sales decreased to 19.5% from 20.1%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses in the first quarter of 1998 increased to $6.2 million from $5.8 million in the first quarter of 1997. The increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment. Research and development expenses as a percentage of net sales increased to 5.2% from 4.9%.

INCOME FROM OPERATIONS

        Income from operations in the first quarter of 1998 increased to $13.3 million from $11.8 million in the first quarter of 1997. Operating margins improved to 11.3% from 10.0% in the first quarter of 1997 reflecting the benefit from Company cost reduction programs and higher gross margins in both business segments due primarily to improved product mix and continued improvement in operating efficiencies.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $12.2 million compared to $10.8 million in the first quarter of 1997. An increase in operating income was reported in the International and Americas regions partially offset by decreases in the Europe and Asia Pacific regions. The Company's aroma chemical segment recorded first quarter operating income (exclusive of corporate items) of $6.0 million in 1998, compared to $5.9 million in the first quarter of 1997. The increase in operating income is primarily due to process efficiencies largely offset by competitive pricing pressures in Europe resulting from the strong Pound Sterling and higher turpentine raw material costs.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the first quarter of 1998 was $800,000 expense compared to $100,000 expense in the first quarter of 1997 primarily due to lower rental income on UK property compared to the prior year.

INTEREST EXPENSE

        Interest expense, net for the first quarter of 1998 increased to $800,000 from $600,000 in the first quarter of 1997 primarily due to lower capitalized interest.

INCOME TAXES

        Income tax expense in the first quarter of 1998 increased to $4.1 million from $3.9 million in the first quarter of 1997 as a result of higher pre-tax income. The Company's effective tax rate in the first quarter of 1998 increased to 35.1% from 35.0% for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by (used for) operations for the three months ended March 25, 1998 were $(700,000) compared to $4.0 million for the three months ended March 25, 1997. The decrease is primarily due to changes in operational assets and liabilities, mainly from an increase in trade receivables during the first quarter of 1998.

        At March 25, 1998, working capital of the Company was $109.3 million, a $7.4 million increase from $101.9 million at December 25, 1997. The change in working capital is primarily due to the increase in total current assets, mainly from an increase in accounts receivable. Total current liabilities increased $3.6 million primarily from an increase in notes payable.

        As of March 25, 1998, the Company had cash and cash equivalents of $4.1 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

ACCOUNTING MATTERS

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of segment information on the same basis that is used internally for evaluating segment performance and allocating resources to segments. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement will standardize the disclosure requirements for pensions and other postretirement benefit plans. Implementation of these new statements is required for calendar year 1998 and will affect financial statement presentation and disclosure, but will not have a financial impact on the Company's consolidated financial position or results of operations.

YEAR 2000

        The Company is currently in the process of evaluating its operations to ensure that its computer systems and process control equipment are "Year 2000" compliant. Management does not expect the financial impact of necessary actions to be material to the Company's financial position or results of operations in any period. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 or that the systems of other companies on which the Company relies will be covered within the same timeframe.




--------------------------------------------------------------------------------
Statements in this report that are not historical are forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to Bush Boake Allen's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing and availability of raw materials and political and economic uncertainties including currency fluctuations in the many countries in which we operate.
--------------------------------------------------------------------------------

                                    PART II.

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company's annual meeting of its stockholders was held on May 6, 1998.

        At the annual meeting the Company's stockholders voted on four proposals:
        (1) the election of seven nominees to serve as directors until the next annual meeting of stockholders; (2) the ratification of the appointment of Price Waterhouse LLP as independent accountants for the year 1998; (3) the approval of BBA 1994 Stock Option Plan; and
        (4) the approval of Director's Stock Option Plan. The voting of the Company's stockholders as to these matters was as follows:

        1.     ELECTION OF DIRECTORS

               NOMINEES                     VOTES FOR         VOTES WITHHELD
               --------                     ---------         --------------
               Peter L. Acton               18,587,251             41,265
               Julian W. Boyden             18,587,251             41,265
               Thomas R. Crane, Jr.         18,597,151             31,365
               L. Robert Pfund              18,597,151             31,365
               James M. Reed                18,584,951             43,565
               George J. Sella, Jr.         18,594,551             33,965
               William H. Trice             18,587,251             41,265

        2.     RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

               VOTES FOR            VOTES AGAINST         ABSTENTIONS
               ---------            -------------         -----------
               18,611,786             13,961                2,769

        3.     APPROVAL OF BBA 1994 STOCK OPTION PLAN

               VOTES FOR            VOTES AGAINST         ABSTENTIONS
               ---------            -------------         -----------
               17,852,227             751,685               24,604

        4.     APPROVAL OF DIRECTORS' STOCK OPTION PLAN

               VOTES FOR            VOTES AGAINST         ABSTENTIONS
               ---------            -------------         -----------
               17,798,758             803,853               25,905

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A) EXHIBITS

           No.        Description
           ---        -----------
           11         Statement regarding computation of
                      per share earnings

           27         Financial Data Schedule

        B) REPORTS ON FORM 8-K

           No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BUSH BOAKE ALLEN INC.


Date:   May 8, 1998
      ----------------                      -------------------------------
                                            Fred W. Brown, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer

Date:   May 8, 1998
      ----------------                      -------------------------------
                                            Dennis M. Meany
                                            Vice President, General Counsel
                                            and Secretary