Form 10-Q/A
period 1998-03-25
BUSH BOAKE ALLEN INC
filed 1998-05-08
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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



                                    BUSH BOAKE ALLEN INC.


Date:   May 8, 1998                         Fred W. Brown, Jr.
      ----------------                      -------------------------------
                                            Fred W. Brown, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer

Date:   May 8, 1998                         Dennis M. Meany
      ----------------                      -------------------------------
                                            Dennis M. Meany
                                            Vice President, General Counsel
                                            and Secretary