Form 10-Q
period 1998-06-25
BUSH BOAKE ALLEN INC
filed 1998-08-07
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 25, 1998
                               ----------------------


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

19,280,800 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on June 25, 1998.

                              BUSH BOAKE ALLEN INC.

                                      INDEX

                                                                            PAGE

PART I.         FINANCIAL INFORMATION*

                Item 1.         Financial Statements                           2

                Item 2.         Management's Discussion and
                                Analysis of Financial Condition
                                and Results of Operations                      8


PART II.        OTHER INFORMATION

                Item 6.         Exhibits and Reports on Form 8-K              13


                   -------------------------------------------

* A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 25, 1997 which has previously been filed with the Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                                                QUARTER ENDED                               SIX MONTHS ENDED
                                                                   JUNE 25,                                      JUNE 25,
                                                         ---------------------------                   ---------------------------
                                                         1998                   1997                   1998                   1997
                                                         ----                   ----                   ----                   ----
Net Sales                                              $122,291               $125,704               $240,537              $244,111

Costs and other charges:
         Cost of goods sold                              77,173                 80,003                152,788               157,048
         Selling and administrative expenses             23,827                 25,314                 46,943                49,075
         Research and development expenses                6,431                  5,689                 12,620                11,441
                                                       --------               --------               --------              --------

Income from operations                                   14,860                 14,698                 28,186                26,547
                                                       --------               --------               --------              --------

Interest expense                                            853                    933                  1,630                 1,513
Other (income) expense, net                               1,139                    744                  1,903                   868
                                                       --------               --------               --------              --------

Income before income taxes                               12,868                 13,021                 24,653                24,166
                                                       --------               --------               --------              --------

Income taxes                                              4,147                  4,550                  8,281                 8,453
                                                       --------               --------               --------              --------

Net Income                                             $  8,721               $  8,471               $ 16,372              $ 15,713
                                                       ========               ========               ========              ========

Net income per share:
                     - Basic                              $0.45                  $0.44                  $0.85                 $0.82
                                                          =====                  =====                  =====                 =====
                     - Diluted                            $0.45                  $0.44                  $0.84                 $0.81
                                                          =====                  =====                  =====                 =====

Weighted average number of shares outstanding:
                      - Basic                        19,280,800             19,227,776             19,275,086            19,225,019
                                                     ==========             ==========             ==========            ==========
                      - Diluted                      19,391,618             19,420,911             19,400,044            19,418,154
                                                     ==========             ==========             ==========            ==========




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                       JUNE 25,     DECEMBER 25,
                                                         1998           1997
                                                         ----           ----
ASSETS
------
Cash and cash equivalents                              $  4,894       $  4,358
Receivables, net                                         95,037         88,841
Inventories                                             105,960        102,491
Other                                                     6,679          5,706
                                                       --------       --------
       Total current assets                             212,570        201,396
Property, plant and equipment, net                      185,611        177,217
Other assets                                             47,794         45,530
                                                       --------       --------

       Total Assets                                    $445,975       $424,143
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable and current maturities                   $ 35,112       $ 35,833
Accounts payable                                         38,665         37,519
Accrued liabilities                                      25,422         24,713
Income and other taxes                                      460          1,474
                                                       --------       --------
       Total current liabilities                         99,659         99,539

Long-term debt                                            8,029          3,456
Deferred income taxes                                    23,204         22,105
Other long-term liabilities                              10,453         10,651
Stockholders' equity:
     Common stock - (Shares outstanding:
        1998:  19,280,800 and 1997:  19,258,800)         19,281         19,259
     Additional paid-in capital                         168,398        168,044
     Retained earnings                                  126,454        110,082
     Accumulated other comprehensive income              (9,503)        (8,993)
                                                       --------       --------
        Total stockholders' equity                      304,630        288,392
                                                       --------       --------
     Total Liabilities and Stockholders' Equity        $445,975       $424,143
                                                       ========       ========




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                           SIX MONTHS ENDED
                                                               JUNE 25,
                                                           ----------------
                                                         1998            1997
                                                         ----            ----
Cash provided by (used for) operations:
    Net income                                         $ 16,372         $ 15,713
    Adjustments to reconcile net income
      to cash provided by operations:
          Depreciation and amortization                   8,900            8,433
          Deferred income taxes                           1,047              627
          Other                                           1,388              387
    Changes in operational assets and liabilities:
          Receivables, net                               (8,445)          (6,273)
          Inventories                                    (5,114)          (3,664)
          Other assets                                   (3,892)          (1,949)
          Accounts payable, taxes
            and other liabilities                         2,326            3,849
                                                       --------        ---------
              Cash provided by operations                12,582           17,123
                                                       --------        ---------
Cash provided by (used for) investment activities:
    Capital expenditures                                (18,541)         (14,081)
    Payments for acquisitions                              (372)          (3,859)
    Other                                                   266               58
                                                       --------         --------
              Cash used for investment activities       (18,647)         (17,882)
                                                       --------         --------
Cash provided by (used for) financing activities:
    Proceeds from issuance of common stock, net             352             -
    Change in notes payable, net                            137            2,763
    Proceeds from issuance of long-term debt              6,825             -
    Other                                                  -                  (2)
                                                       --------        --------
              Cash provided by financing activities       7,314            2,761
                                                       --------        --------
Effect of exchange rate changes on cash                    (713)            (700)
                                                       --------        --------
Increase in cash and cash equivalents                       536            1,302
Balance at beginning of period                            4,358            4,330
                                                       --------        ---------
Balance at end of period                               $  4,894        $   5,632
                                                       ========        =========




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                              QUARTER ENDED                                SIX MONTHS ENDED
                                                                 JUNE 25,                                      JUNE 25,
                                                       ---------------------------                   ---------------------------
                                                       1998                   1997                   1998                   1997
                                                       ----                   ----                   ----                   ----
Net Income                                           $ 8,721                $ 8,471                $16,372                $15,713
Other comprehensive income, net of tax:
    Foreign currency translation adjustments          (2,057)                 3,546                   (510)                   405
                                                     -------                -------                -------                -------
Total other comprehensive income                      (2,057)                 3,546                   (510)                   405
                                                     -------                -------                -------                -------
Comprehensive Income                                 $ 6,664                $12,017                $15,862                $16,118
                                                     =======                =======                =======                =======




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


Note 2.  Inventories

                              June 25, 1998          December 25, 1997
                              -------------          -----------------
                                        ($ in thousands)
Finished goods                  $ 38,537                 $ 29,035
Raw materials                     49,840                   54,621
Work in process                   14,090                   14,170
Supplies                           3,493                    4,665
                                --------                 --------
Total                           $105,960                 $102,491
                                ========                 ========


Note 3.  Stockholders' Equity (in thousands)

                                         COMMON STOCK           ADDITIONAL                           OTHER              TOTAL
                                         ------------            PAID-IN          RETAINED          EQUITY           STOCKHOLDERS'
                                      SHARES     AMOUNTS         CAPITAL          EARNINGS        ADJUSTMENTS           EQUITY
                                      ------     -------        ----------        --------        -----------        -------------
Balance December  25, 1997            19,259     $19,259         $168,044         $110,082          $(8,993)           $288,392

Net Income                                                                          16,372                               16,372

Issuance of Stock for Options             22          22              354                                                   376

Foreign Currency Translation                                                                           (510)               (510)
                                      ------     -------         --------         --------          -------            --------
Balance June 25, 1998                 19,281     $19,281         $168,398         $126,454          $(9,503)           $304,630
                                      ======     =======         ========         ========          =======            ========

Note 4.  Other Comprehensive Income

Effective March 25, 1998, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This standard affects financial statement presentation and disclosure but has no impact on the Company's consolidated financial position or results of operations. The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustment as reported in the Consolidated Statement of Comprehensive Income for the periods ending June 25, 1998 and 1997, and as reported in the Consolidated Balance Sheets as of June 25, 1998 and December 25, 1997. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because the earnings have been reinvested in the business of those companies.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 25, 1998 COMPARED TO QUARTER ENDED JUNE 25, 1997

NET SALES

     Net sales for the second quarter ended June 25, 1998 decreased 2.7% to $122.3 million from $125.7 million for the quarter ended June 25, 1997. The aroma chemicals segment reported a decrease in sales of 8.7% over the second quarter of 1997. This decrease reflects competitive pricing pressure in Europe due to the strengthening of the Pound Sterling, lower sales of musk chemicals due to a decline in both volume and price and a decrease in volume of shipments under a long-term supply agreement with a major customer. The flavor and fragrance segment recorded a decrease in second quarter sales of 1.2% over the second quarter of 1997. The Asia Pacific region and the International region sales decreased 14.6% and 4.8%, respectively from the second quarter of 1997 offset by a 7.2% increase in the Americas region. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the second quarter 1997 to the second quarter 1998, the increase in total net sales would have been approximately 4%.


COST OF GOODS SOLD

     Cost of goods sold in the second quarter of 1998 decreased to $77.2 million from $80.0 million in the second quarter of 1997 due primarily to lower sales and improved operating efficiencies. Cost of goods sold as a percentage of net sales decreased to 63.1% from 63.6%.


SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in the second quarter of 1998 decreased to $23.8 million from $25.3 million in the second quarter of 1997. This decrease reflects the benefit from the Company's cost reduction program of last year which resulted in a reduction in total Company staff of over 5%. Selling and administrative expenses as a percentage of net sales decreased to 19.5% from 20.1%.


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses in the second quarter of 1998 increased to $6.4 million from $5.7 million in the second quarter of 1997. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment. Research and development expenses as a percentage of net sales increased to 5.3% from 4.5%.

INCOME FROM OPERATIONS

     Income from operations in the second quarter of 1998 increased 1.1% to $14.9 million from $14.7 million in the second quarter of 1997. Operating margins improved to 12.2% from 11.7% in the second quarter of 1997 reflecting the benefit from Company cost reduction programs and higher gross margins in the flavor and fragrance segment due primarily to improved product mix and continued improvement in operating efficiencies.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $14.0 million in the second quarter of 1998 and 1997. An increase in operating income was reported in the Europe and Americas regions offset by decreases in the International and Asia Pacific regions. The Company's aroma chemical segment recorded second quarter operating income (exclusive of corporate items) of $4.8 million in 1998, compared to $5.4 million in the second quarter of 1997. The decrease in operating income is primarily due to lower sales volume, competitive pricing pressures in Europe resulting from the strong Pound Sterling and higher turpentine raw material costs. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 5%.


OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the second quarter of 1998 was $1.1 million expense compared to $700,000 expense in the second quarter of 1997 primarily due to higher foreign exchange losses over the prior year.


INTEREST EXPENSE

     Interest expense, net was $900,000 for the second quarter of 1998 and 1997.


INCOME TAXES

     Income tax expense in the second quarter of 1998 decreased to $4.1 million from $4.6 million in the second quarter of 1997 as a result of lower pre-tax income, and the second quarter this year reflects a deferred tax benefit due to a reduction in foreign statutory income tax rates. The Company's effective tax rate in the second quarter of 1998 decreased to 32.2% from 34.9% for the second quarter of 1997.

SIX MONTHS ENDED JUNE 25, 1998 COMPARED TO SIX MONTHS ENDED JUNE 25, 1997

NET SALES

     Net sales for the six months ended June 25, 1998 decreased 1.5% to $240.5 million from $244.1 million in the comparable prior period. Net sales of aroma chemicals decreased 5.5% to $47.8 million from $50.5 million primarily due to competitive pricing pressure in Europe due to the strengthening of the Pound Sterling, lower sales of musk chemicals due to a decline both in volume and price and a decrease in volume of shipments year to date under a long-term supply agreement with a major customer. Net sales of the flavor and fragrance segment decreased slightly to $192.8 million from $193.6 million. The Asia Pacific region and the International region sales decreased 12.0% and 2.0%, respectively from the six months ended June 25, 1997 offset by a 9.4% increase in the Americas region. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first half of 1997 to the first half of 1998, the increase in total net sales would have been approximately 6%.


COST OF GOODS SOLD

     Cost of goods sold for the six months ended June 25, 1998 decreased to $152.8 million from $157.0 million in the comparable prior year period due primarily to decreased sales and process efficiencies offset partially by higher depreciation expense. Cost of goods sold as a percentage of net sales decreased to 63.5% from 64.3%.


SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the six months ended June 25, 1998 decreased to $46.9 million from $49.1 million in the comparable prior year period. This decrease reflects the benefit from the Company's cost reduction program of last year which resulted in a reduction in total Company staff of over 5%. Selling and administrative expenses as a percentage of net sales decreased to 19.5% from 20.1%.


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the six months ended June 25, 1998 increased to $12.6 million from $11.4 million in the comparable prior year period. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment. Research and development expenses as a percentage of net sales increased to 5.2% from 4.7%.


INCOME FROM OPERATIONS

     Income from operations for the six months ended June 25, 1998 increased 6.2% to $28.2 million from $26.5 million in the comparable prior year period. Operating margins improved to 11.7% from 10.9% in the prior year reflecting the benefit from Company cost reduction programs and higher gross margins in the flavor and fragrance segment due primarily to improved product mix and continued improvement in operating efficiencies.

Income from operations, exclusive of corporate items, for the flavor and fragrance segment increased 5.5% to $26.1 million from $24.8 million in the prior year first half. The increase in operating income is primarily attributable to the strong results in the Americas region. The Company's aroma chemical segment recorded first half operating income (exclusive of corporate items) of $10.9 million in 1998, compared to $11.3 million in the first half of 1997. The decrease in operating income is primarily due to lower sales volume, competitive pricing pressures in Europe resulting from the strong Pound Sterling and higher turpentine raw material costs. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 5%.


OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the six months ended June 25, 1998 was $1.9 million expense compared to $900,000 expense for the six months ended June 25, 1997 primarily due to higher foreign exchange losses and lower rental income on UK property compared to the prior year.


INTEREST EXPENSE

     Interest expense, net for the six months ended June 25, 1998 increased to $1.6 million from $1.5 million in the comparable prior year period primarily due to lower capitalized interest.


INCOME TAXES

     Income tax expense for the six months ended June 25, 1998 decreased to $8.3 million from $8.5 million in the comparable prior year period. The first half of this year reflects a deferred tax benefit due to a reduction in foreign statutory income tax rates. The Company's effective tax rate in the first half of 1998 decreased to 33.6% from 35.0% in the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the six months ended June 25, 1998 were $12.6 million compared to $17.1 million for the six months ended June 25, 1997. The decrease is primarily due to changes in operational assets and liabilities, mainly from an increase in trade receivables, inventories and other assets during the first half of 1998.

     At June 25, 1998, working capital of the Company was $112.9 million, a $11.0 million increase from $101.9 million at December 25, 1997. The change in working capital is primarily due to the increase in total current assets, mainly from an increase in accounts receivable and inventories.

     As of June 25, 1998, the Company had cash and cash equivalents of $4.9 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future. In connection with its capital expenditures, management has decided to delay the construction of a greenfield aroma chemical plant in India due to market changes in the price and demand for some key products. The decision will be reevaluated in conjunction with the availability of manufacturing capacity at the Company's aroma chemical plant in Widnes, UK.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS NO. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of segment information on the same basis that is used internally for evaluating segment performance and allocating resources to segments. In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement will standardize the disclosure requirements for pensions and other postretirement benefit plans. Implementation of these new statements is required for calendar year 1998 and will effect financial statement presentation and disclosure, but will not have a financial impact on the Company's consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this statement in the year 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement affects financial statement presentation and disclosure, but will not have a material impact on the Company's consolidated financial position or results of operations.


YEAR 2000

     The Company is currently evaluating its operations to determine if its computer systems and process control equipment are "Year 2000" compliant. The Company has not yet fully assessed the "Year 2000" compliance expenses, but is in the process of developing a workplan to correct any foreseeable problems. While it is not possible at present to quantify the cost of corrective actions, management currently expects that these actions will not have a material impact on the Company's financial position, liquidity, or results of operations. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 or that the systems of other companies on which the Company relies will be converted within the same timeframe.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)  EXHIBITS

            No.         Description
            ---         -----------
            11          Statement regarding computation of
                        per share earnings

            27          Financial Data Schedule


        B)  REPORTS ON FORM 8-K

            No Current Report on Form 8-K was filed by the Registrant during the second quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUSH BOAKE ALLEN INC.

Date:   August 7, 1998                          By: /s/ Fred W. Brown, Jr.
      ----------------------------------        -------------------------------
                                                Fred W. Brown, Jr.
                                                Vice President Finance and
                                                Chief Financial Officer


Date:   August 7, 1998                          By: /s/ Dennis M. Meany
      --------------------------                -------------------------------
                                                Dennis M. Meany
                                                Vice President, General Counsel
                                                and Secretary