Form 10-Q
period 1998-09-25
BUSH BOAKE ALLEN INC
filed 1998-11-06
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------
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

                    YES  X                NO
                       ------                ------

19,283,400 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on September 25, 1998.

                              BUSH BOAKE ALLEN INC.

                                      INDEX



                                                            Page
                                                            ----
Part I.   FINANCIAL INFORMATION*

          Item 1.   Financial Statements                      2

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                 8

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K          16


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)



                                                      QUARTER ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 25,               SEPTEMBER 25,
                                                      -------------               -------------
                                                    1998          1997          1998          1997
                                                    ----          ----          ----          ----
Net Sales                                         $121,481      $122,577      $362,018      $366,688

Costs and other charges:
         Cost of goods sold                         76,942        79,813       229,730       236,861
         Selling and administrative expenses        22,498        23,393        69,441        72,468
         Research and development expenses           6,296         5,894        18,916        17,335
                                                  --------      --------      --------      --------
Income from operations                              15,745        13,477        43,931        40,024
                                                  --------      --------      --------      --------

Interest expense                                       784           788         2,414         2,301
Other (income) expense, net                          2,305           979         4,208         1,847
                                                  --------      --------      --------      --------

Income before income taxes                          12,656        11,710        37,309        35,876
                                                  --------      --------      --------      --------

Income taxes                                         4,560         3,605        12,841        12,058
                                                  --------      --------      --------      --------

Net Income                                          $8,096        $8,105       $24,468       $23,818
                                                    ------        ------       -------       -------
                                                    ------        ------       -------       -------

Net income per share:
                                 - Basic             $0.42         $0.42         $1.27         $1.24
                                                     -----         -----         -----         -----
                                                     -----         -----         -----         -----
                                 - Diluted           $0.42         $0.42         $1.26         $1.22
                                                     -----         -----         -----         -----
                                                     -----         -----         -----         -----

Weighted average number of
   shares outstanding:
                                 - Basic        19,282,439    19,243,497    19,277,555    19,231,223
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------
                                 - Diluted      19,401,027    19,480,313    19,399,881    19,410,425
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                     SEPTEMBER 25,            DECEMBER 25,
                                                         1998                     1997
                                                         ----                     ----
ASSETS
Cash and cash equivalents                                $4,894                   $4,358
Receivables, net                                         98,838                   88,841
Inventories                                             107,527                  102,491
Other                                                     7,093                    5,706
                                                       --------                ---------
      Total current assets                              218,352                  201,396

Property, plant and equipment, net                      189,079                  177,217

Other assets                                             48,910                   45,530
                                                       --------                ---------

      Total Assets                                     $456,341                 $424,143
                                                       --------                ---------
                                                       --------                ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                    $30,471                  $35,833
Accounts payable                                         39,649                   37,519
Accrued liabilities                                      28,970                   24,713
Income and other taxes                                      863                    1,474
                                                       --------                ---------

      Total current liabilities                          99,953                   99,539

Long-term debt                                            9,567                    3,456

Deferred income taxes                                    24,213                   22,105

Other long-term liabilities                              10,292                   10,651

Stockholders' equity:
     Common stock - (Shares outstanding:
        1998:  19,283,400 and 1997:  19,258,800)         19,284                   19,259
     Additional paid-in capital                         168,437                  168,044
     Retained earnings                                  134,550                  110,082
     Accumulated other comprehensive income              (9,955)                  (8,993)
                                                       --------                ---------

        Total stockholders' equity                      312,316                  288,392
                                                       --------                ---------

   Total Liabilities and Stockholders' Equity          $456,341                 $424,143
                                                       --------                ---------
                                                       --------                ---------

        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)



                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 25,
                                                                                             -------------
                                                                                        1998             1997
                                                                                        ----             ----
Cash provided by (used for) operations:
        Net income                                                                     $24,468          $23,818
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                                            13,284           12,590
               Deferred income taxes                                                     1,899              480
               Other                                                                       908            1,095

        Changes in operational assets and liabilities:
               Receivables, net                                                        (12,248)         (11,725)
               Inventories                                                              (7,304)          (7,641)
               Other assets                                                             (5,349)          (3,692)
               Accounts payable, taxes and other liabilities                             6,147            3,743
                                                                                        ------           ------

                   Cash provided by operations                                          21,805           18,668
                                                                                        ------           ------

Cash provided by (used for) investment activities:
        Capital expenditures                                                           (25,869)         (23,449)
        Payments for acquisitions                                                         (444)          (3,859)
        Other                                                                              638              248
                                                                                        ------           ------
                   Cash used for investment activities                                 (25,675)         (27,060)
                                                                                        ------           ------

Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                                        395              567
        Change in notes payable, net                                                    (4,583)           9,575
        Proceeds from issuance of long-term debt                                         8,467                -
        Other                                                                             (878)              (3)
                                                                                        ------           ------
                   Cash provided by financing activities                                 3,401           10,139
                                                                                        ------           ------

Effect of exchange rate changes on cash                                                  1,005             (228)
                                                                                        ------           ------

Increase in cash and cash equivalents                                                      536            1,519

Balance at beginning of period                                                           4,358            4,330
                                                                                        ------           ------

Balance at end of period                                                                $4,894           $5,849
                                                                                        ------           ------
                                                                                        ------           ------


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)



                                                                            QUARTER ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 25,                  SEPTEMBER 25,
                                                                            ------------                   -------------
                                                                            1998      1997             1998           1997
                                                                            ----      ----             ----           ----

NET INCOME                                                                  $8,096    $8,105          $24,468        $23,818

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                   (452)   (7,282)            (962)        (6,877)
                                                                            ------    ------          -------        -------

Total other comprehensive income                                              (452)   (7,282)            (962)        (6,877)
                                                                            ------    ------          -------        -------

COMPREHENSIVE INCOME                                                        $7,644      $823          $23,506        $16,941
                                                                            ------    ------          -------        -------
                                                                            ------    ------          -------        -------



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

Note 2. Inventories


                           September 25, 1998                   December 25, 1997
                           ------------------                   -----------------
                                             ($ in thousands)

Finished goods             $ 38,797                                    $ 29,035
Raw materials                50,047                                      54,621
Work in process              15,386                                      14,170
Supplies                      3,297                                       4,665
                           --------                                    --------

Total                      $107,527                                    $102,491
                           --------                                    --------
                           --------                                    --------


Note 3. Stockholders' Equity (in thousands)



                                           Common Stock               Additional      Cumulative        Total
                                      ------------------------         Paid-In         Retained       Translation    Stockholders'
                                      Shares           Amounts         Capital         Earnings        Adjustment        Equity
                                      ------           -------         -------         --------        ----------        ------

Balance December 25, 1997              19,259         $ 19,259         $168,044        $110,082        $ (8,993)        $288,392

Net Income                                                                               24,468                           24,468

Issuance of Stock for Options              25               25              393                                              418

Foreign Currency Translation                                                                               (962)            (962)
                                       ------         --------         --------        --------        --------         --------

Balance September 25, 1998             19,284         $ 19,284         $168,437        $134,550        $ (9,955)        $312,316
                                       ------         --------         --------        --------        --------         --------
                                       ------         --------         --------        --------        --------         --------


Note 4.  Other Comprehensive Income

Effective March 25, 1998, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This standard affects financial statement presentation and disclosure but has no impact on the Company's consolidated financial position or results of operations. The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending September 25, 1998 and 1997, and as reported in the Consolidated Balance Sheets as of September 25, 1998 and December 25, 1997. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 25, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 25, 1997

NET SALES

          Net sales for the third quarter ended September 25, 1998 decreased 0.9% to $121.5 million from $122.6 million for the quarter ended September 25, 1997. The aroma chemicals segment reported an increase in sales of 5.5% over the third quarter of 1997 which reflects a $1.3 million "take or pay" price adjustment for material supplied under the provisions of a long-term contract. The flavor and fragrance segment recorded a decrease in third quarter sales of 2.5% over the third quarter of 1997. The Asia Pacific region and the International region sales decreased 14.6% and 10.0%, respectively, from the third quarter of 1997 partially offset by a 6.1% increase in the Americas region and a 1.6% increase in Europe. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the third quarter 1997 to the third quarter 1998, the increase in total net sales would have been approximately 6%.

COST OF GOODS SOLD

          Cost of goods sold in the third quarter of 1998 decreased to $76.9 million from $79.8 million in the third quarter of 1997 due primarily to lower sales and improved operating efficiencies. Cost of goods sold as a percentage of net sales decreased to 63.3% from 65.1% which reflects the benefit of a $1.3 million sales price adjustment during the third quarter of 1998 without any associated costs.

SELLING AND ADMINISTRATIVE EXPENSES

          Selling and administrative expenses in the third quarter of 1998 decreased to $22.5 million from $23.4 million in the third quarter of 1997. This decrease reflects the continuing benefit from the Company's cost reduction program of last year and a lower level of severance cost this year. Selling and administrative expenses as a percentage of net sales decreased to 18.5% from 19.1%.

RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expenses in the third quarter of 1998 increased to $6.3 million from $5.9 million in the third quarter of 1997. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment. Research and development expenses as a percentage of net sales increased to 5.2% from 4.8%.

INCOME FROM OPERATIONS

          Income from operations in the third quarter of 1998 increased 16.8% to $15.7 million from $13.5 million in the third quarter of 1997. Operating margins improved to 13.0% from 11.0% in the third quarter of 1997 reflecting the benefit from Company cost reduction programs, improved chemical operating efficiencies and a $1.3 million "take or pay" price adjustment.

          Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $13.9 million compared to $13.6 million in the third quarter of 1997. An increase in operating income reported in the Europe and Americas regions was largely offset by decreases in the International and Asia Pacific regions where economic turmoil and unfavorable foreign exchange movements had an adverse effect. The Company's aroma chemical segment recorded third quarter operating income (exclusive of corporate items) of $6.0 million in 1998 compared to $3.8 million in the third quarter of 1997. The increase in operating income is primarily due to a price adjustment of $1.3 million made in the third quarter of 1998 for material supplied under the provisions of a long-term contract. Also, operating costs in the third quarter of 1997 were adversely affected by a partial shutdown of the Widnes, England aroma chemical plant due to a pump failure. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 5%.

OTHER (INCOME) EXPENSE, NET

          Other (income) expense for the third quarter of 1998 was $2.3 million expense compared to $1.0 million expense in the third quarter of 1997 primarily due to higher foreign exchange losses over the prior year. The sudden devaluation of the Russian Ruble resulted in the Company registering a foreign exchange loss of approximately $1.6 million in the third quarter of 1998.

INTEREST EXPENSE

          Interest expense, net, was $800,000 for the third quarter of 1998 and 1997.

INCOME TAXES

          Income tax expense in the third quarter of 1998 increased to $4.6 million from $3.6 million in the third quarter of 1997 as a result of higher pre-tax income and the third quarter of 1997 reflects a deferred tax benefit due to a reduction in foreign statutory income tax rates. The Company's effective tax rate in the third quarter of 1998 increased to 36.0% from 30.8% for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1997

NET SALES

          Net sales for the nine months ended September 25, 1998 decreased 1.3% to $362.0 million from $366.7 million in the comparable prior year period. Net sales of aroma chemicals decreased 1.9% to $73.5 million from $74.9 million primarily due to competitive pricing pressure in Europe due to the strengthening of the Pound Sterling, lower sales of musk chemicals due to a decline both in volume and price and a decrease in volume of shipments year to date under a long-term supply agreement with a major customer. Net sales of the flavor and fragrance segment decreased 1.1% to $288.5 million from $291.8 million. The Asia Pacific region and the International region sales decreased 12.9% and 4.6%, respectively, from the nine months ended September 25, 1997 partially offset by an 8.3% increase in the Americas region. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first nine months of 1997 to the first nine months of 1998, the increase in total net sales would have been approximately 6%.

COST OF GOODS SOLD

          Cost of goods sold for the nine months ended September 25, 1998 decreased to $229.7 million from $236.9 million in the comparable prior year period due primarily to decreased sales and process efficiencies offset partially by higher depreciation expense. Cost of goods sold as a percentage of net sales decreased to 63.5% from 64.6 %. During the third quarter of 1998, the Company made a $1.3 million price adjustment for material supplied under the provisions of a long-term contract. No costs were associated with the adjustment.

SELLING AND ADMINISTRATIVE EXPENSES

          Selling and administrative expenses for the nine months ended September 25, 1998 decreased to $69.4 million from $72.5 million in the comparable prior year period. This decrease reflects the benefit from the Company's cost reduction program of last year and a lower level of severance cost this year. Selling and administrative expenses as a percentage of net sales decreased to 19.2% from 19.8%.

RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expenses for the nine months ended September 25, 1998 increased to $18.9 million from $17.3 million in the comparable prior year period. This increase is due primarily to additional creative and technical personnel for the flavor and fragrance segment. Research and development expenses as a percentage of net sales increased to 5.2% from 4.7%.

INCOME FROM OPERATIONS

          Income from operations for the nine months ended September 25, 1998 increased 9.8% to $43.9 million from $40.0 million in the comparable prior year period. Operating margins improved to 12.1% from 10.9% in the prior year reflecting the benefit from Company cost reduction programs, lower severance costs and improved chemical operating efficiencies.

          Income from operations, exclusive of corporate items, for the flavor and fragrance segment increased 4.1% to $40.0 million from $38.4 million in the prior year first nine months. The increase in operating income is primarily attributable to the strong results in the Americas region. The Company's aroma chemical segment recorded nine months operating income (exclusive of corporate items) of $16.9 million in 1998, compared to $15.1 million in the comparable prior year period. The increase in operating income reflects a price adjustment of $1.3 million made in the third quarter of 1998 for material supplied under the provisions of a long-term contract without any associated costs. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 5%.

OTHER (INCOME) EXPENSE, NET

          Other (income) expense for the nine months ended September 25, 1998 was $4.2 million expense compared to $1.8 million expense for the nine months ended September 25, 1997 primarily due to higher foreign exchange losses and lower rental income on UK property compared to the prior year. The sudden devaluation of the Russian Ruble resulted in the Company registering a foreign exchange loss of approximately $1.6 million in the third quarter of 1998.

INTEREST EXPENSE

          Interest expense, net, for the nine months ended September 25, 1998 increased to $2.4 million from $2.3 million in the comparable prior year period.

INCOME TAXES

          Income tax expense for the nine months ended September 25, 1998 increased to $12.8 million from $12.1 million in the comparable prior year period primarily as a result of higher pre-tax income. The Company's effective tax rate in the first nine months of 1998 increased to 34.4% from 33.6% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flows provided by operations for the nine months ended September 25, 1998 were $21.8 million compared to $18.7 million for the nine months ended September 25, 1997. The increase is primarily due to a higher level of net income and an increase in deferred income taxes for the first nine months of 1998.

          At September 25, 1998, working capital of the Company was $118.4 million, a $16.5 million increase from $101.9 million at December 25, 1997. The change in working capital is primarily due to the increase in total current assets, mainly from an increase in accounts receivable and inventories.

          As of September 25, 1998, the Company had cash and cash equivalents of $4.9 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth. Management has decided to delay the construction of a greenfield aroma chemical plant in India due to market changes in the price and demand for some key products. The decision will be reevaluated in conjunction with the availability of manufacturing capacity at the Company's aroma chemical plant in Widnes, UK. During a routine tax audit of the Company's French operation, it was discovered that a Company employee may have been misallocating value added tax credits to personal use. An investigation is underway, but neither the amount involved nor the duration of any misallocation has yet been determined. Preliminary estimates range from $400,000 to $1 million, net of insurance recovery, including interest and possible penalties. The Company does not believe this range to be material.

ACCOUNTING MATTERS

          In June 1997, the Financial Accounting Standards Board (FASB) issued, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of segment information on the same basis that is used internally for evaluating segment performance and allocating resources to segments. In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement will standardize the disclosure requirements for pensions and other postretirement benefit plans. Implementation of these new statements is required for calendar year 1998 and will affect financial statement presentation and disclosure, but will not have a financial impact on the Company's consolidated financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement, which is effective for the first quarter of 2000, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Management is in the process of reviewing this new pronouncement and currently does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000

          The Year 2000 issue is based on computer programs' use of two-digit years primarily in sorts, calculations, or comparisons. Systems that have Year 2000 issues could result in erroneous results or system failures when processing dates greater than 1999.

          In 1996, the Company began replacing its major business computer systems with a set of standard, core business products. The selected products are or will be Year 2000 compliant. In order to address the remaining issues, the Company began a formal Year 2000 project in April of 1998. The project team's efforts target both the Company's internal systems, hardware and other equipment and those systems interfacing with the Company from external, third party sources. For our internal processes, the team divided all issues into four categories of systems and equipment. They include:

          Major Systems: Major business computer systems as well as major manufacturing system installations or remediation.

          Process and Facilities Systems: Embedded chip problems relating to systems and equipment throughout our laboratories, manufacturing operations, and sales offices.

          Data Communications and Computer Servers: Equipment and software involved with our computers and our worldwide data communications.

          Personal Computers: Desktop and laptop personal computers and their associated software.

Externally, the scope includes managing third-party relationships. This includes reviewing major supplier relationships and communicating with customers concerning our Year 2000 project and determining their status.

THE PROCESS
Our Year 2000 process includes five phases. AWARENESS involves educating personnel about the problem. INVENTORY includes identifying all material items that can be identified as potential Year 2000 concerns. ASSESSMENT involves analyzing the inventory items to determine whether the items are compliant and how to make them compliant. This analysis includes the use of vendor-supplied information as well an internal testing, depending upon the Company's risk assessment of the item, to determine compliancy. RENOVATION/VALIDATION includes repairing or upgrading and testing the items. IMPLEMENTATION/CONTINGENCY involves putting the upgraded and re-tested items into use and developing contingency plans where appropriate.

STATUS BY CATEGORY
MAJOR SYSTEMS. The Company has substantially completed the Assessment and Inventory phases. The Company has made substantial progress on the Renovation/Validation phase. The majority of our worldwide locations have already implemented purchased systems whose versions either are or will be Year 2000 compliant. The Company currently believes it is on track to meet a June 30, 1999 Implementation target date with the exception of one system whose installation has been delayed until August of 1999.

PROCESS AND FACILITIES. The Company has completed the Inventory phase and has made substantial progress in the Assessment phase. Of these items, approximately 85% have been assessed and approximately 80% have been found to be compliant or have been renovated and are complete. The Company's goal of having the majority of locations compliant by the end of 1998 was reached in October. The Company now expects that a substantial number of locations will be compliant by the end of this year. All locations are currently targeted to be compliant by June 30, 1999.

DATA COMMUNICATIONS AND COMPUTER SERVERS. The Company has completed the Inventory phase and has made substantial progress in the Assessment phase. Of these items approximately 75% have been assessed and approximately 55% have been found to be compliant or have been renovated and are complete. The Company has currently targeted these items to be compliant by June 30, 1999.

PERSONAL COMPUTERS. The Company has recently initiated the Inventory phase. The Company expects the Inventory phase to be substantially complete and Assessment begun by the end of 1998. The Company has targeted these items to be compliant by June 30, 1999.

THIRD PARTY RELATIONSHIPS. The Company has substantially completed the initial assessment of its major raw material suppliers. Additional assessments of critical raw material suppliers and other material and service providers including financial institutions, transportation companies, and utilities are targeted for the first quarter of next year. Concurrent Renovation/Validation is planned for this same period and will continue at least through the second quarter of 1999.

DEFERRAL OF INFORMATION TECHNOLOGY PROJECTS
The Company's work on its Year 2000 project has not substantially impacted its information technology plans. This is due primarily to decisions made in 1996 to move the Company to a set of standardized core business systems products. This plan (whose implementation is in-progress) compliments the Year 2000 project goals.

RISKS AND CONTINGENCY PLANS
Based upon the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse impact on its financial condition or its results of operations. At this point, the Company has not established a formal contingency plan for potential Year 2000 issues. The Company intends to base its contingency plans on a review of the assessment of internal and external risks and testing experience. The Company expects to begin this process in early 1999 and to complete such plans by June 30, 1999.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Year 2000 problem is unique and the Company's beliefs and expectations are based on certain assumptions and assessments that ultimately may prove to be inaccurate. Possible risks include, but are not limited to: loss of communications between our world-wide locations, loss of power to operate our facilities and support the necessary infrastructure required for normal business functions, failure of banking operations in the countries in which we operate, and the failure of external transportation and shipping functions required to support our operations. As we prepare our contingency plan, we will continue to review these and other potential risks.

COSTS
Based upon a preliminary assessment, the Company currently estimates the costs to modify or replace systems and equipment that require remedial action to be between $3 to $5 million, all of which is expected to be funded by operations. All modification costs will be expensed as incurred. To date the total Year 2000 costs incurred approximates $500,000, of which $300,000 relates to capital equipment. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. This estimate does take into consideration the acceleration of projects for new equipment and systems over the normal scheduled plans for such work. The Company has so far addressed Year 2000 issues using primarily in-house personnel supplemented with a small amount of contract programming and consulting.

EURO CONVERSION

On January 1, 1999 eleven of the European Union member countries will begin the transition from their national currencies to the "Euro". The Euro will become the single currency for the members of the European Monetary Union. In the first phase, the permanent rates of exchange between the members' national currency and the Euro will be established, and monetary, capital, foreign exchange, and interbank markets will be converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro notes and coins will be issued, and by July 2002 the respective national currencies will be withdrawn. The Company's operating subsidiaries affected by the Euro conversion have established plans to address the related operating and information technology concerns. The Company anticipates that the Euro conversion will not have a material adverse effect on its financial condition or results of operations.





--------------------------------------------------------------------------------
Statements in this report that are not historical are forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to Bush Boake Allen's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing and availability of raw materials and /or disruption to operations from Year 2000 issues, the effect of the transition to the Euro and political and economic uncertainties, including currency fluctuations in the many countries in which we operate.
--------------------------------------------------------------------------------

                                    PART II.

                                OTHER INFORMATION





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS


        No.    Description
        ---    -----------

        11     Statement regarding computation of
               per share earnings

        27     Financial Data Schedule


     b) REPORTS ON FORM 8-K

        No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1998.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUSH BOAKE ALLEN INC.




Date:     November 6, 1998             By: Fred W. Brown, Jr.
     -----------------------------         ------------------------------------
                                           Fred W. Brown, Jr.
                                           Vice President Finance and
                                           Chief Financial Officer




Date:     November 6, 1998             By: Dennis M. Meany
     -----------------------------         ------------------------------------
                                           Dennis M. Meany
                                           Vice President, General Counsel
                                           and Secretary