Form 10-K405
period 1998-12-25
BUSH BOAKE ALLEN INC
filed 1999-03-18
CIK 919998

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           ---------------------------
                                    FORM 10-K
                           ---------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended          December 25, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to _____________________
                                    Commission File Number 1-13030

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201-391-9870
                           -------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
       Title of Each Class                            Which Registered
      ---------------------                       ------------------------
   COMMON STOCK, $1 PAR VALUE                      NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                           -------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         On March 1, 1999, 19,292,817 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 1, 1999, the closing price per share for the Common Stock listed on the New York Stock Exchange was $31.875 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $195,642,917.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 25, 1998 (the "Bush Boake Allen 1998 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

================================================================================

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

         On November 24, 1998, International Paper Company ("International Paper") and Union Camp announced an agreement to merge through the exchange of Union Camp stock for International Paper stock. The proposed merger is subject to approval by International Paper and Union Camp shareholders and is expected to close early in the second calendar quarter of 1999. If and when completed, International Paper would become the majority shareholder of the Company.

         BBA's business is organized into two operating segments: (i) flavor (including compound flavors, essential oils, seasonings and spice extracts) and fragrance and (ii) aroma chemicals. In 1998, flavor and fragrance and aroma chemicals accounted for approximately 79% and 21%, respectively, of the Company's total net sales. The Company's flavor products impart a desired taste and smell to a broad range of consumer products including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The Company's fragrance products are used in a wide variety of products including soaps, detergents, air fresheners, cleaners, cosmetics and toiletries and related products. The Company's flavor and fragrance compounds are sold primarily to consumer products companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. Included within the flavor and fragrance segment is the Company's natural extracts and seasonings business which consists of essential oils and spice extracts that are sold primarily to manufacturers of food and beverage products.

         BBA is also a major producer of aroma chemicals, products which are primarily used as raw materials in fragrance compounds. Aroma chemicals are derived primarily from turpentine, a by-product of the wood pulping process, and from certain petroleum-based products. The Company sells the majority of its aroma chemicals directly to major multinational consumer products manufacturers and other fragrance and flavor compounders who use them as fragrance raw materials. The remainder are sold to agrochemical and specialty chemical manufacturers and used internally by BBA in its production of fragrance compounds. The Company's aroma chemicals are produced at highly efficient, automated facilities located in Jacksonville, Florida (terpene-based aroma chemicals) and Widnes, United Kingdom (terpene- and petrochemical-based aroma chemicals).

         The Company has operations in 39 countries in North and South America, Europe, Asia, Australia, the Middle East and Africa. BBA's flavor and fragrance business is separately managed in four geographic regions: the Americas (North and South America and Caribbean area); Europe (Western Europe), Asia Pacific (East Asia, Southeast Asia, Australia and New Zealand) and International (India, Middle East, Eastern Europe, Africa and Russia). Technical, production, sales and customer service capabilities are located in each region which enhances the Company's focus on individual market and customer preferences. The Company's aroma chemicals business is managed globally from Jacksonville. The Company's New Jersey Headquarters and London office provide administrative and technical support worldwide.

         Revenue, operating profits and other financial data for the principal business segments and for regional operations for the years ended December 25, 1998, 1997 and 1996 appear in Note 11 of Notes to Consolidated Financial Statements on pages 36 to 37 of the Bush Boake Allen 1998 Annual Report and are incorporated by reference in this Item 1.

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

     Flavor Products

         The Company produces flavor compounds, which are primarily sold to the food, beverage and pharmaceutical industries. They include (i) natural and synthetic flavoring substances, (ii) process flavors, (iii) enzyme modified dairy products and (iv) carriers. Flavors may be either sweet or savory. Sweet flavors include the full range of fruit flavors as well as other flavors such as vanilla, coffee, chocolate and cola. The Company's sweet flavors are used in consumer products, including beverages, candies, baked goods, desserts and dairy applications. Savory flavors include meat, cheese and fish flavors. The Company's savory flavors are used in snack products, soups, prepared meals and other processed foods. In addition to sweet and savory flavors, the Company produces flavors for specific applications, principally in the tea, oral hygiene and pharmaceutical industries. In 1996, 1997 and 1998, sales of flavor compounds accounted for approximately 37%, 36% and 35%, respectively, of the Company's total net sales.

         The Company produces natural products which are sold primarily to the food industry and consist of essential oils, natural extracts, spices, herbs and seasonings. Essential oils are mixtures of natural aroma chemicals typically obtained by steam distillation or expression from plants, fruits, seeds, barks, leaves and berries. Essential oils and natural extracts are used as flavoring items in their own right and also as raw materials for compounding flavors, as well as fragrances. In addition to selling such products to customers, the Company uses them to produce its own flavor and fragrance compounds. Spices and herbs are plant products which, due to their high content of essential oils, are highly aromatic. Seasonings are a blend of spices, herbs, flavors, essential oils and a carrier such as salt or flour. In each of 1996, 1997 and 1998, sales of natural products accounted for approximately 21%, 21% and 22%, respectively, of the Company's total net sales.

     Fragrance Products

         The Company produces a broad range of fragrance compounds which are sold primarily to manufacturers of cosmetics and toiletries, household cleaners, soaps and detergents and personal care products. The Company has also been successful in promoting the use of deodorants in a variety of applications such as masking diesel automotive fuel odor. In addition, the Company has devoted substantial research and development activity toward developing malodor counteractive fragrances for use in laundry and air freshener applications. The Company is also promoting a line of fragrance compounds based on extensive analysis of scents from living plants and flowers. These fragrances are being marketed by the Company under the GENERESSENCE'r' trade name. In 1996, 1997 and 1998, sales of fragrances (excluding the resale of aroma chemicals purchased from BBA's Aroma Chemical Division) accounted for approximately 17%, 18% and 19%, respectively, of the Company's total net sales.

     Aroma Chemicals

         The Company produces aroma chemicals for use in its own flavor and fragrance compounds as well as for sale directly to other flavor and fragrance and consumer product manufacturers, which, in turn, use them as raw materials in their own formulations and products. The Company obtains approximately 18% of its crude turpentine needs from Union Camp operations and also uses procurement services provided by Union Camp for other external purchases of turpentine, in each case at approximately fair market value. The Company is a major supplier of terpene-based aroma chemicals throughout the world. The Company's aroma chemical products include geraniol, citral, citronellol, linalol, terpineol, ionones, BOISVELONE'TM', ANANDOL'TM' and ABBALIDE'TM'. The Company also manufactures LILESTRALIS'TM', a well-known petrochemical-based product with lily-type floral aroma. A different grade of LILESTRALIS is sold by the Company to agrochemical manufacturers for use as an intermediate in certain fungicides. In each of 1996, 1997 and 1998, sales of aroma chemicals (including the resale of aroma chemicals by BBA's Fragrance business) accounted for approximately 25%, 25% and 24%, respectively, of the Company's total net sales.

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

         The Company's aroma chemical products are sold primarily to major manufacturers of household products, including soaps and detergents, fabric conditioners, cosmetics and toiletries for incorporation in fragrances compounded by these customers and other fragrance and flavor compounders. During 1998, the Company's ten largest external aroma chemical customers accounted for approximately 52% of the Company's total aroma chemicals sales. Product quality, product consistency, timely delivery and overall service are important factors in successfully maintaining aroma chemical accounts.

         During 1998, the Company's ten largest customers accounted for an aggregate of approximately 25% of its total net sales, its three largest customers and their affiliates accounted for approximately 6%, 4% and 3% respectively, of its total net sales, and no other single customer accounted for more than approximately 3% of total net sales.

RESEARCH AND DEVELOPMENT

         The work of the Company's perfumers and flavorists is conducted in the Company's three major regional creative and technical centers located in Montvale, New Jersey (for the Americas region), London (for the Europe and International regions), and Singapore (for the Asia Pacific region). Ideas and products generated in these creative and technical centers are made available to the Company's regional centers for further development. In addition, the Company maintains 43 laboratories located throughout the world which support technical and development efforts in local markets. The Company's flavor and fragrance research is conducted at its facility in London and at Montvale. The Company also has extensive analytical capabilities at its London and Montvale facilities which aid in the isolation and identification of flavor and fragrance ingredients.

         Research and development for the Company's aroma chemicals business is conducted principally in advanced technical centers in Widnes, United Kingdom and Jacksonville, Florida.

         The Company spent a total of approximately $25.2 million, $23.6 million and $22.5 million in 1998, 1997 and 1996, respectively, on research and development activities. The Company expects these expenditures in 1999 to be approximately $26 million.

MANUFACTURING AND DISTRIBUTION

         The major manufacturing and compounding facilities of the Company are located in Argentina, Australia, Canada, China, India, Mexico, New Zealand, Philippines, Singapore, South Africa, Sweden, Thailand, Turkey, the United Kingdom and the United States.

         BBA's aroma chemicals manufacturing facility in the United Kingdom is located in Widnes. Operations began at Widnes in 1958 and, following expansions in 1964, 1988, 1992 and 1993, the facility now includes highly automated, versatile and sophisticated processing equipment. During 1997 and 1998, an annual amount of approximately 7,000 and 6,300 tons, respectively, of terpene- and petroleum-based aroma chemicals were produced at Widnes and sold to customers including the manufacturers of soaps, detergents, cleaners, and other fragrance products.

         In the U. S., the Jacksonville facility processes approximately 10 million gallons per year of turpentine through high-efficiency distillation columns. Beta pinene, one of the distillation products, is further processed to produce a broad range of aroma chemicals including geraniol, citral, citronellol, and ionones. The Jacksonville facility also supplies intermediates to Widnes for further processing.

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

         The Company's products are primarily distributed through its own sales force, operating from 5 sales offices in the United States and 51 sales offices in 38 other countries. In addition, the Company currently markets its products through sales agencies in countries in which it does not have a direct sales force. Most of the Company's 56 sales facilities around the world stock inventory of the Company's products.

RAW MATERIAL PURCHASES; SUPPLIERS

         The Company purchases thousands of different raw materials from many sources throughout the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals. The Company's principal raw material purchases consist of organic chemicals, primarily turpentine. No single supplier accounted for more than 3% and 5%, respectively, of the Company's raw material requirements in 1997 and 1998. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

COMPETITION

         The Company has more than 300 competitors worldwide, approximately 15 of which the Company believes have significant international operations. The Company's competitive position and its principal methods of competition are based primarily on the creative skills of its perfumers and flavorists, technological advances resulting from its research and development and customer service and support provided by its marketing and application groups, as well as product quality and, to a lesser extent, price. The Company believes it is one of the ten largest manufacturers of flavors and fragrances and aroma chemicals, as measured by revenues, in the world. In particular countries and localities, the Company competes with numerous companies specializing in certain product lines, some of which are larger than the Company and some stronger in a particular product line or lines. Most of the Company's customers do not buy all of their flavor and/or fragrance products from a single supplier, and some customers make their own flavor or fragrance compounds with ingredients supplied by the Company or others.

EMPLOYEES

         As of December 25, 1998, the Company had 1,977 full-time equivalent employees.

GOVERNMENTAL REGULATION

         Manufacture and sale of the Company's products are subject to regulation in the United States by federal regulatory agencies, including the Food and Drug Administration, the Alcohol, Tobacco and Firearms Bureau of the Treasury Department, the Environmental Protection Agency, the Occupational Safety and Health Administration, and by various state and local authorities. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing governmental requirements of such bodies has not materially affected the Company's operations, earnings or competitive position. The Company is subject to various United States federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, or otherwise relating to the protection of the environment. In addition, a number of local communities and countries other than the United States have enacted, or have under consideration, laws and regulations relating to the use and disposal of materials relating to the production of flavors and fragrances. The Company's capital expenditures relating to environmental projects totaled $2.5 million in 1998. The Company estimates capital expenditures relating to environmental projects will be approximately $3 million in 1999.


FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K (including information from the Bush Boake Allen 1998 Annual Report incorporated herein by reference) which are not historical are forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially. Such risks and uncertainties with respect to the Company's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing, availability and capacity of both materials which are purchased and products which are sold, potential disruption to operations from Year 2000 issues, the effect of the transition to the Euro and political and economic uncertainties, currency fluctuations, devaluations and/or revaluations in the many countries in which the Company operates. The Company assumes no duty to update any such forward-looking information.

ITEM 2.  PROPERTIES

         The following table sets forth the locations of the Company's principal properties, all of which are owned, unless otherwise indicated:

     LOCATION                                        NATURE OF PROPERTY
     --------                                        ------------------
Atlacomulco, Mexico                         Manufacturing (Flavors and seasonings)
Auckland, New Zealand                       Manufacturing (Flavors and seasonings)
Bangkok, Thailand (1)                       Manufacturing (Seasonings)
Buenos Aires, Argentina                     Manufacturing (Flavors and fragrances)
Carrollton, Texas (1)                       Manufacturing (Seasonings)
Chicago, Illinois                           Manufacturing (Flavors)

Guangzhou, Peoples Republic of China        Manufacturing (Flavors and fragrances)
Istanbul, Turkey                            Manufacturing (Flavors and seasonings)
Jacksonville, Florida                       Manufacturing (Terpene derivatives and aroma chemicals)
Johannesburg, South Africa                  Manufacturing (Flavors, fragrances and seasonings)
Jurong, Singapore(2)                        Manufacturing (Flavors and fragrances)
Knislinge, Sweden                           Manufacturing (Seasonings)
London, United Kingdom                      Regional headquarters, manufacturing (Flavors and
                                              fragrances)
Long Melford, United Kingdom                Manufacturing (Spices, essential oils and seasonings)
Madras, India(3)                            Manufacturing (Flavors and fragrances)
Manila, Philippines(1)                      Manufacturing (Flavors, fragrances and seasonings)
Melbourne, Australia                        Manufacturing (Flavors, fragrances and seasonings)
Montreal, Canada                            Manufacturing (Flavors, spices, essential oils and
                                              seasonings)
Montvale, New Jersey(1)                     Corporate administrative headquarters and technical center
Norwood, New Jersey(1)                      Manufacturing (Fragrances)
Sydney, Australia(1)                        Manufacturing (Flavors)
Widnes, United Kingdom                      Manufacturing (Aroma chemicals)
Witham, United Kingdom                      Manufacturing (Flavors)

--------------
(1) Leased.
(2) Land is leased and buildings are owned.
(3) The Company has approximately a 75% interest in the subsidiary company which owns this facility.


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

                                            1997                                 1998
                               -------------------------------      -----------------------------
                                   High               Low               High               Low
                                   ----               ---               ----               ---
   1st Quarter                   $27.625             $24.25            $33.875           $25.4375
   2nd Quarter                    30.375              25.00             33.00             28.00
   3rd Quarter                    34.25               28.50             33.6875           26.25
   4th Quarter                    35.6875             26.00             34.125            25.00


The approximate number of stockholders of record at December 25, 1998 was 230.

           Since its initial public offering, the Company has not declared any dividends on its Common Stock. The Company currently intends to retain all future earnings to finance the operations and expansion of the Company's business.

ITEM 6.    SELECTED FINANCIAL DATA

           Information in response to the disclosure requirements specified by this Item 6 appears on page 39 of the Bush Boake Allen 1998 Annual Report and is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 24 of the Bush Boake Allen 1998 Annual Report and is incorporated by reference in this
Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Information in response to the disclosure requirements specified by this Item 7a appears on page 21 of the Bush Boake Allen 1998 Annual Report and is incorporated by reference in this Item 7a.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Information in response to the disclosure requirements specified by this Item 8 appears on pages 25 to 37 of the Bush Boake Allen 1998 Annual Report and is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors and executive officers of the Company as of March 1, 1999.

                  NAME                      AGE                         POSITION
                  ----                      ---                         --------
     Peter L. Acton.........................52            Director
     Julian W. Boyden.......................54            Chairman of the Board, President
                                                               and Chief Executive Officer
     Fred W. Brown..........................52            Vice President, Finance and Chief Financial Officer
     Chia Siang Ee..........................50            Vice President, Asia Pacific Region
     Thomas R. Crane, Jr....................58            Director
     James H. Dunsdon.......................52            Executive Vice President
     Bruce J. Edwards.......................52            Vice President, International Region
     Johannes Kleppers......................42            Vice President, Europe Region
     Ronald A. Landis.......................51            Vice President, Human Resources & Safety
     P. C. Mathew...........................48            Vice President, Aroma and Terpene Chemicals
     Kenneth M. McHugh......................47            Controller
     Dennis M. Meany........................51            Vice President, General Counsel and Secretary
     L. Robert Pfund........................62            Director
     James M. Reed..........................66            Director
     George J. Sella, Jr....................70            Director
     Peter A. Thorburn......................56            Vice President, Global Chemical Sales and Marketing
     William H. Trice.......................65            Director
     Charles D. Weller......................51            Treasurer
     John R. Wright.........................52            Vice President, Commerce and Technology

         Set forth below is a description of the backgrounds of the directors and executive officers of the Company. As used in such description, the term "Company" means BBA or one or more of BBA's predecessors.

         Peter L. Acton has been a Director of the Company since November 1994. He is Vice President and General Manager of the Chemical Products Division of Union Camp. Prior to December 1995, Mr. Acton was General Manager of the Chemical Products Division of Union Camp.

         Julian W. Boyden has been a Director, President and Chief Executive Officer of the Company since February 1994 and was appointed to the additional position of Chairman of the Board of the Company effective January 1, 1997. Prior to February 1994, Mr. Boyden was a Vice President of Union Camp since January 1991 and the General Manager of the Company since January 1989. Mr. Boyden has been associated with the Company since 1968.

         Fred W. Brown was named Vice President, Finance in February 1994. Mr. Brown was Controller of the Company from January 1990 until February 1994. Mr. Brown has been associated with the Company or Union Camp since 1971.

         Chia Siang Ee has been Vice President, Asia Pacific Region since May 1998. Prior to that he was a Senior Vice President of Albright & Wilson Asia Pacific Pte Ltd. with various sales and general management responsibilities since 1987. Mr. Chia was associated with Albright & Wilson from 1974 until 1998.

         Thomas R. Crane, Jr. has been a Director of the Company since June 1994 and is Chairman of the Audit Committee and a member of the Compensation Committee. From January 1, 1987 until January 31, 1998, Mr. Crane was a Director, President and Chief Executive Officer of Castrol North America Holdings Inc. (a manufacturer and marketer of motor oil and other lubricants) and also a Director of various affiliates of Castrol North America.

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

         L. Robert Pfund has been a Director of the Company since July 1995 and is a member of the Audit Committee and the Compensation Committee. Mr. Pfund retired in 1993 from the position of Corporate Group Vice President of Avon Products, Inc. (a manufacturer and marketer of fragrances and cosmetics), which position he held since 1990. Mr. Pfund is also a Director of Techart, Inc. and a Trustee on the Board of The Valley Hospital in Ridgewood, New Jersey.

         James M. Reed has been a Director and Vice Chairman of the Board of the Company since February 1994. He was the Vice Chairman of the Board and the Chief Financial Officer of Union Camp from April 1993 until June 1997 and Vice Chairman and Chief Administrative Officer from June 1997 until his retirement from active employment with Union Camp in November 1997. Mr. Reed is also a Director of Martin Marietta Materials, Inc.

         George J. Sella, Jr. has been a Director of the Company since February 1994 and is Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Sella retired in March 1993 from the positions of Chairman of the Board and Chief Executive Officer of American Cyanamid Company (a research-based biotechnology company), which positions he held since January 1991. Mr. Sella is a Director of The Equitable Life Assurance Society of the United States, The Equitable Companies Incorporated, Coulter Pharmaceutical and Union Camp.

         Peter A. Thorburn has been Vice President, Global Chemical Sales and Marketing since January 1994. From January 1992 to December 1993 he was Vice President, International Region. Mr. Thorburn has been associated with the Company since 1981.

         William H. Trice has been a Director of the Company since February 1994 and was Chairman of the Board of Directors of the Company from that time until December 31, 1996. Mr. Trice was Executive Vice President of Union Camp from 1985 until his retirement from active employment on December 31, 1996.

         Charles D. Weller was named Treasurer of the Company in October 1994. From 1988 to 1994 Mr. Weller was Assistant Treasurer of Duracell International.

         John R. Wright was named Vice President, Commerce and Technology in January 1995. From September 1993 to December 1994 Mr. Wright was General Manager of BBA's Flavor Division in the United Kingdom. Mr. Wright has been associated with the Company since 1973.

         Each director's term will continue until the next Annual Meeting of Stockholders and each officer's term will continue until the annual meeting of the Board following the next Annual Meeting of Stockholders, in both cases subject to resignation or other earlier termination.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that all Section 16(a) filing requirements applicable to the Company's directors and executive officers were complied with in respect to transactions during fiscal 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows information with respect to the annual and long-term compensation for services in all capacities to the Company and its subsidiaries during the Company's fiscal years which ended December 25, 1996, 1997 and 1998, paid or accrued to the chief executive officer and the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                    ANNUAL COMPENSATION                     COMPENSATION
                                   ----------------------------------------------------    ----------------
                                                                                                               ALL OTHER
                                                                           OTHER ANNUAL         AWARDS          COMPEN-
                                                                           COMPENSATION      OPTIONS/SARS        SATION
NAME AND PRINCIPAL POSITION        YEAR        SALARY($)       BONUS($)         ($)        (# OF SHARES)(2)      ($)(3)
---------------------------        ----        ---------      --------         ----        ----------------     -------
Julian W. Boyden . . . . . . .     1998          435,000       285,900           0             35,910            17,507
  Chairman, President and          1997          410,000       255,400           0             25,740            21,897
  Chief Executive Officer          1996          380,000       205,399           0                0              20,550


James H. Dunsdon  . . . . . .      1998          259,200       103,100           0             17,880             7,887
  Executive Vice President         1997          240,000       120,800           0             12,090             3,600
                                   1996(1)       185,554        57,971           0                0               1,749

P. C. Mathew . . . . . . . . . .   1998          236,580        83,500           0              10,070            9,053
   Vice President, Aroma           1997          227,700        94,000           0               7,310           11,254
   And Terpene Chemicals           1996          220,000        88,901         64,004             0               9,900


Peter A. Thorburn . . . . . . .    1998          224,900        78,100           0               8,150            9,198
  Vice President,                  1997          217,300        94,000           0               6,570           11,892
  Chemical Sales                   1996          211,000        84,033           0                  0            11,472


Fred W. Brown, Jr. . . . . .       1998          198,500        90,000           0              8,150             6,984
  Vice President and Chief         1997          187,300        83,000           0              6,570             9,145
  Financial Officer                1996          175,000        68,892           0                0               8,682

-----------

(1) Compensation was converted into U.S. dollars from pounds sterling at a rate of U.S. $1.56/'L'.

(2)  1994 option awards constituted a grant for the years 1994, 1995 and 1996.

(3) The compensation reported represents (i) Company contributions under the Union Camp Salaried Employees Savings and Investment Plan in 1995 and through June 30, 1997 and, thereafter, under its replacement, the Bush Boake Allen Inc. Employees Savings and Investment Plan and (ii) amounts imputed or credited to the named executive officer for premiums paid for group life insurance. The Company contributions during 1998 pursuant to the Employee Savings and Investment Plans were as follows: $13,610 for Mr. Boyden, $7,887 for Mr. Dunsdon, $7,776 for Mr. Mathew, $6,778 for Mr. Thorburn and $5,969 for Mr. Brown. The amounts imputed or credited for life insurance premiums were as follows: $3,897 to Mr. Boyden, $1,277 to Mr. Mathew, $2,410 to Mr. Thorburn and $1,015 to Mr. Brown.


                            OPTION/SAR GRANTS IN 1998

                                        INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------
                              NUMBER OF
                             SECURITIES     % OF TOTAL                                      POTENTIAL REALIZABLE VALUE AT
                             UNDERLYING    OPTIONS/SARs                                     ASSUMED ANNUAL RATES OF STOCK
                              OPTIONS/      GRANTED TO     EXERCISE(2)                  PRICE APPRECIATION FOR OPTION TERM(3)
                                SARs         EMPLOYEES       OR BASE    EXPIRATION      --------------------------------------
           NAME              GRANTED(1)       IN 1998      PRICE($/Sh)    DATE                  5%(4)           10%(5)
           ----              ----------       -------        ------         ----               ---              ---
Julian W. Boyden .......       35,910           14.3          28.72        5/5/08              $648,535        $1,643,601
James  H. Dunsdon ......       17,880            7.1          28.72        5/5/08               322,913           818,368
P. C. Mathew ...........       10,070            4.0          28.72        5/5/08               181,864           460,904
Peter A. Thorburn ......        8,150            3.3          28.72        5/5/08               147,189           373,026
Fred W. Brown, Jr. .....        8,150            3.3          28.72        5/5/08               147,189           373,026

-----------

(1) The options become exercisable three years from the date of grant, i.e., on May 5, 2001.

(2) The exercise price is the fair market value of the underlying stock on the date of the option grant.

(3) The dollar amounts under these columns are the result of calculations at an annual rate of 5% and 10%, rates set by the SEC and are not intended to forecast possible future appreciation, if any, of Company Common Stock

(4) Company Common Stock would be trading at $46.78 per share for the values shown to be realizable, an increase in stock price which would benefit all shareholders.

(5) Company Common Stock would be trading at $74.49 per share for the values shown to be realizable, an increase in stock price which would benefit all shareholders.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                    VALUE       UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                  REALIZED          OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                               SHARES ACQUIRED    ---------       FISCAL YEAR-END (#)              YEAR-END ($)
            NAME               ON EXERCISE (#)       ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
            ----               ---------------       ---       -------------------------    ----------------------------
Julian W. Boyden .........            0               0             51,076 / 73,650             869,383 / 540,783
James H. Dunsdon .........            0               0             24,000 / 35,970             432,000 / 265,900
P. C. Mathew .............            0               0             24,000 / 23,380             432,000 / 199,559
Peter A. Thorburn ........            0               0             24,000 / 20,720             432,000 / 185,534
Fred W. Brown, Jr. .......            0               0             22,000 / 17,720             327,875 / 131,534

-----------

(1) Value is the difference between the market value of the Company's common stock on December 25, 1998, i.e., $34.00 per share, and the exercise price.

                                RETIREMENT PLANS

         Mr. Boyden and other named executives, except Mr. Brown, participate in the BBA Pension Scheme and the BBA Executive Pension Scheme, as deferred members. As of February 1997, the BBA Executive Pension Scheme was merged with the larger BBA Pension Scheme (collectively the "BBA Pension Scheme"). The years of pensionable service credited under the BBA Pension Scheme are 31 for Mr. Boyden, 29 for Mr. Dunsdon, 18 for Mr. Thorburn and 14 for Mr. Mathew.

         The BBA Pension Scheme is a defined benefit arrangement, funded solely by company contributions, and is exempt approved under the United Kingdom Income & Corporation Taxes Act 1988. An enhanced level of benefit is granted, at the discretion of the company, to a limited number of executives who have attained a predetermined employment grade based primarily on the level of job responsibility. The participants who have been granted enhanced benefits are Mr. Boyden and the other named executives, except Mr. Brown, and three other executives based in the United Kingdom.

         The calculation of benefits under the BBA Pension Scheme is directly linked to pensionable service and final average compensation, which includes base salary and bonuses (see "Summary Compensation Table" above), as well as certain ancillary benefits in kind, received by the member during the 36 consecutive most highly compensated months of the 120 months preceding retirement ("Final Pensionable Salary").

         The amount of benefit provided for participating members is 1.6667% of Final Pensionable Salary for each year, and completed months of pensionable service, subject to the benefits payable not exceeding limits imposed by the UK Inland Revenue regulations, which are reflected in the table shown below.

         The table shows the approximate pension payable under the BBA Pension Scheme and assumes retirement at age 65 and Final Pensionable Salary and years of pensionable service in the classifications indicated. Such benefits are not subject to deduction for social security benefits or other offset amounts.


                               BBA PENSION SCHEME
                      APPROXIMATE ANNUAL PENSION AT AGE 65

                                                                      YEARS OF SERVICE
                                     -----------------------------------------------------------------------------------
     FINAL PENSIONABLE SALARY             15            20             25            30             35             40
     ------------------------             --            --             --            --             --             --
$  100,000.....................      $  25,000     $  33,300     $   41,700      $  50,000      $  58,300     $   66,700
   200,000.....................         50,000        66,700         83,300        100,000        116,700        133,300
   300,000.....................         75,000       100,000        125,000        150,000        175,000        200,000
   400,000.....................        100,000       133,300        166,700        200,000        233,300        266,700
   500,000.....................        125,000       166,700        208,300        250,000        291,700        333,300
   600,000.....................        150,000       200,000        250,000        300,000        350,000        400,000
   700,000.....................        175,000       233,300        291,700        350,000        408,300        466,700
   800,000.....................        200,000       266,700        333,300        400,000        466,700        533,300
   900,000.....................        225,000       300,000        375,000        450,000        525,000        600,000


         The calculation of the amounts shown above assumes that employees remain in service of the company until age 65 and that the BBA Pension Scheme continues in its present form. The employee receives the benefit shown for life and a surviving spouse receives a benefit of fifty percent of such amount for life following the employee's death after retirement.

         The Pension Plan for Eligible Employees of BBA in the United States (the "Retirement Plan") in which Messrs. Boyden, Brown, Dunsdon, Mathew and Thorburn participate is a defined benefit plan and is funded solely by Company contributions. The calculation of benefits under the Retirement Plan is based upon final average earnings. Final average earnings are determined by dividing by five the sum of all compensation, including base salary and bonuses (see "Summary Compensation Table", above), as well as any ancillary benefits in kind and certain vacation payments, received by the member during the 60 consecutive most highly compensated months of the 120 months preceding retirement (the "Final Average Earnings"). The amount of the retirement benefit provided to a participating employee under the Retirement Plan equals the product of the sum of 1.05% of the participating employee's Final Average Earnings plus .45% of those Final Average Earnings in excess of the average applicable Social Security wage base at the date of retirement, multiplied by the number of years of credited service of the employee with the Company. Benefits under the Retirement Plan are not subject to any deduction for Social Security benefits or other offset amounts. To the extent that retirement benefits payable exceed limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), with respect to payments from tax qualified trusts, such excess amounts will not be paid from a qualified trust fund, but will be paid by the Company under its supplemental retirement plan on an unfunded basis out of its general assets.

         The following table shows the approximate annual pension payable under the Retirement Plan to Messrs. Boyden, Brown, Dunsdon, Mathew and Thorburn assuming retirement at age 65 and Final Average Earnings and years of service in the classifications indicated.


                               BBA RETIREMENT PLAN
                      APPROXIMATE ANNUAL PENSION AT AGE 65

                                                                    YEARS OF SERVICE
                               ------------ ------------- ------------ ------------ -----------------------------------
   FINAL AVERAGE EARNINGS          10            15           20           25           30          35            40
   ----------------------          --            --           --           --           --          --            --
$  100,000...................  $   13,500   $   20,300    $   27,000   $   33,800   $  40,500    $  47,300    $  54,000
   200,000...................      28,500       42,800        57,000       71,300      85,500       99,800      114,000
   300,000...................      43,500       65,300        87,000      108,800     130,500      152,300      174,000
   400,000...................      58,500       87,800       117,000      146,300     175,500      204,800      234,000
   500,000...................      73,500      110,300       147,000      183,800     220,500      257,300      294,000
   600,000...................      88,500      132,800       177,000      221,300     265,500      309,800      354,000
   700,000...................     103,500      155,300       207,000      258,800     310,500      362,300      414,000
   800,000...................     118,500      177,800       237,000      296,300     355,500      414,800      474,000
   900,000 ..................     133,500      200,300       267,000      333,800     400,500      467,300      534,000


         The calculation of the amounts shown above assumes that these executives remain in the service of the Company until age 65, that the retirement programs are continued in their present form and that each of them receives the benefits in the form of a single life annuity. As of December 25, 1998, Messrs. Boyden and Thorburn were each credited with 4 years, Mr. Mathew credited with 3 years, Mr. Dunsdon credited with 2 years, and Mr. Brown credited with 27 years, of vested service under the Retirement Plan.

RELOCATION RETIREMENT PLAN

           The Bush Boake Allen Inc. Relocation Retirement Income Plan for Executives (the "Relocation Plan"), in which Messrs. Boyden, Dunsdon, Mathew and Thorburn participate, is a non-qualified defined benefit plan funded solely by Company contributions. The Relocation Plan is designed, in part, to provide participants who have worked for the Company outside the United States, and who then transferred to the Company in the United States, with pension benefits calculated as if they worked for their entire careers in the United States.

           Benefits under the Relocation Plan equal (1) the amount that a covered participant would have received under the Retirement Plan (without regard to limitations imposed by the Code) had the participant served all years of employment with the Company in the United States, minus (2) the participant's actual benefits payable at retirement under the Retirement Plan (without regard to limitations imposed by the Code) and the BBA Pension Scheme. Benefits payable under the Relocation Plan will be paid by the Company on an unfunded basis out of its general assets, and will be paid at the same time and in the same form as the participant is paid under the Retirement Plan.

         Messrs. Boyden, Dunsdon, Mathew and Thorburn were granted, respectively, 26.5, 27.4, 11.2 and 13.5 years of foreign service for purposes of the Relocation Plan.

         The estimated annual benefits payable under the Relocation Plan upon retirement at age 65 to Messrs. Boyden and Dunsdon are, respectively, $169,397 and $32,436. Estimated payments to Messrs. Mathew and Thorburn are zero. This calculation assumes that the participants remain in service with the Company until age 65 at their present compensation and that the Relocation Plan, Retirement Plan and BBA Pension Scheme all continue in their present forms.


DIRECTOR COMPENSATION

         Directors are reimbursed for their expenses associated with each meeting. The directors who are not employees of the Company or Union Camp ("eligible directors") received as compensation for their services in 1998 an annual retainer of $15,000 and fees of $1,000 for each Board meeting and $750 for each Committee meeting attended. In addition, a $1,000 annual retainer is paid to each of the two Committee Chairpersons and a stock option grant was made to eligible directors in 1998 with an expected value of $10,000 as determined using a version of the Black-Scholes formula. In 1998, the Board of Directors held four meetings, the Compensation Committee three meetings and the Audit Committee two meetings.


EXECUTIVE OFFICER AGREEMENTS

         The discussion set forth below includes summaries of significant terms of various agreements between the Company and certain of the Company's executive officers.

         As partial consideration for Mr. Dunsdon's, acceptance of his current position which required relocation to the United States, the Company agreed that if his employment is terminated during the initial three years after relocation (other than for voluntary resignation, retirement, death or disability) he would receive twelve months salary in lieu of notice.

         The individuals named in the Summary Compensation Table and six other executive officers have executed individual severance agreements with the Company which provide that if, following a "change in control" of the Company or Union Camp, the Company terminates the executive's employment without "cause" (other than for disability) or the executive terminates his employment for "good reason" (as such terms are defined in the severance agreements), the executive will receive from the Company as a severance benefit a lump sum payment equal to two and one-half times the sum of such executive's annual salary and two and one-half times the amount of his normal bonus opportunity (as such term is defined in the severance agreements). A "change in control" is defined generally to include significant changes in the stock ownership or board of directors of the Company or Union Camp, or either's dissolution. "Good reason" is defined generally to include certain reductions in duties or reporting responsibilities, certain unapproved relocations, certain reductions in compensation or benefits and material breaches of the agreement by the Company. "Cause" is defined generally to cover certain failures to perform duties to the Company or willfully engaging in conduct injurious to the Company. An executive officer would also be entitled to continue to receive certain benefits for thirty months. The Company will also make an additional payment to the executive to ensure that the components of the severance benefit described above that are multiples of salary and bonus will not be subject to net reduction due to the imposition of excise taxes under section 4999 of the Code. The individual severance agreements provide for the distribution to the executives of their benefits under the Company's supplemental retirement plan promptly following both a change in control of the Company or Union Camp and termination, as noted above.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITY OWNERSHIP OF MANAGEMENT
                             AS OF DECEMBER 25, 1998

                                               AMOUNT AND NATURE OF BENEFICIAL
                                                          OWNERSHIP
                                          -----------------------------------------
                                               BBA                         UCC
                                          -------------    PERCENT     ------------       PERCENT
       NAME OF BENEFICIAL OWNER           COMMON (1)(2)    OF CLASS    COMMON(3)(4)       OF CLASS
       ------------------------           -------------    --------    ------------       --------
Peter L. Acton .......................         1,900           *           12,000            *
Julian W. Boyden .....................        56,076           *            1,550            *
Fred W. Brown, Jr. ...................        23,150           *            3,820            *
Thomas R. Crane, Jr. .................         3,200           *                0            *
James H. Dunsdon .....................        24,000           *                0            *
P. C. Mathew .........................        28,000           *            5,600            *
L. Robert Pfund ......................         2,700           *                0            *
James M. Reed ........................         5,710           *          155,596            *
George J. Sella, Jr. .................         4,200           *            3,716            *
Peter A. Thorburn ....................        24,800           *            5,649            *
William H. Trice .....................        11,700           *          106,777            *
Directors & Executive Officers as a
Group (19 Persons) ...................       251,615          1.3         296,876            *

-----------

* Less than one percent of the BBA common shares outstanding and less than one percent of the Union Camp common stock outstanding.

(1) BBA common stock.

(2) The shares shown as beneficially owned include the number of shares of BBA common stock that directors and executive officers had the right to acquire within 60 days after December 25, 1998 pursuant to unexercised options under BBA stock option plans as follows: 51,076 shares for Mr. Boyden, 22,000 shares for Mr. Brown, 24,000 shares for Mr. Dunsdon, 24,000 shares for Mr. Mathew, 24,000 shares for Mr. Thorburn, 700 shares for Mr. Crane, 700 shares for Mr. Pfund, 710 shares for Mr. Reed, 700 shares for Mr. Sella, 700 shares for Mr. Trice and 211,665 shares for all directors and executive officers as a group (19 persons).

(3) Union Camp common stock.

(4) The shares shown as beneficially owned include the number of shares of Union Camp common stock that directors and executive officers had the right to acquire within 60 days after December 25, 1998 pursuant to unexercised options under Union Camp stock option plans as follows: 12,000 shares for Mr. Acton, 2,950 shares for Mr. Brown, 5,600 shares for Mr. Mathew, 5,600 shares for Mr. Thorburn, 115,119 shares for Mr. Reed, 1,200 shares for Mr. Sella, 94,829 shares for Mr. Trice and 237,798 for all directors and executive officers as a group (19 persons). The shares shown include 1,210 shares held in a family trust by Mr. Trice in which he is a trustee.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         To the knowledge of the Company, and based on a review of filings on
Schedule 13G and Schedule 13D in February 1999 with the Securities and Exchange Commission, no person or group owned beneficially more than five percent of the outstanding Common Stock of the Company except as follows:

     TITLE OF           NAME AND ADDRESS OF          AMOUNT AND NATURE OF      PERCENT OF
      CLASS              BENEFICIAL OWNER           BENEFICIAL OWNERSHIP(1)       CLASS
     --------           -------------------         -----------------------    ----------
     Common          Union Camp Corporation(2)             13,150,000             68.19
                         1600 Valley Road
                         Wayne, N.J. 07470

-----------

(1) As used in this Form 10-K, "beneficially owned" or words of similar import mean the sole or shared power to direct the voting of a security or the sole or shared power to direct the disposition of a security.

(2) Union Camp owns these shares through its wholly-owned subsidiary, Union Camp Patent Holdings, Inc.

As previously referred to, Union Camp is expected to merge with and into International Paper at approximately the beginning of the second calendar quarter of 1999. If and when completed, International Paper would become the beneficial owner of the shares of the Company currently owned by Union Camp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH PRINCIPAL STOCKHOLDER

         The Company and Union Camp have entered into various agreements described below which initially provided for the transition of the Company from a wholly-owned subsidiary of Union Camp to a public company and which govern certain ongoing relationships between the Company and Union Camp.

         Services Agreement. Prior to the initial public offering of the Company's Common Stock, Union Camp provided to the Company certain administrative services, including treasury activities, employee benefit administration, human resource administration, environmental, tax, risk management, legal, accounting, safety and health administration, transportation logistics, corporate communication and research and development activities. The Company has a Services Agreement with Union Camp under which Union Camp agreed to continue to make these services available to the Company. Union Camp or BBA may terminate any or all of the services covered by the Services Agreement upon ninety days prior written notice. The obligations of Union Camp under the Services Agreement are subject to the reasonable demands and requirements of the Company's ongoing operations. Union Camp may provide for independent subcontractors to perform the work if it is unable to do so itself. The rates charged by Union Camp to the Company approximate the fair market value of the services to be provided by the Company. The only services agreement which has been terminated through the end of 1998 relates to the provision of research and development services.

         Technology Agreement. Union Camp and BBA have each granted (or caused one or more of their subsidiaries to grant) to each other an irrevocable, non-exclusive, royalty-free license to use their respective patents, patent applications, know-how and trademarks that are used or useful in their respective businesses.

         Supply Agreement. The Company and Union Camp have a Supply Agreement relating to the terms and conditions pursuant to which the Company will purchase turpentine from Union Camp as well as the procurement of turpentine by Union Camp from other sources for sale to the Company, in each case at approximately fair market value.

         Tax Allocation Agreement. The Company has a tax allocation agreement with Union Camp. Under terms of this agreement Union Camp and the Company agree to mutually indemnify each other against potential claims, assessments or adjustments made by any taxing authority with respect to any tax position taken by the Company or Union Camp for periods prior to the initial public offering of the Company's common stock.

         Cross-Indemnification Agreement. The Company and Union Camp have an agreement whereby each party will indemnify the other party against liabilities relating to the business of the indemnifying party as it has been conducted prior to the initial public offering of the Company's common stock, including Union Camp's agreement to indemnify the Company against all liabilities relating to the operations and business of the Company's Jacksonville facility at any time up to and including December 31, 1986, after which date the Jacksonville facility was operated as part of BBA.

         Registration Rights Agreement. The Company and Union Camp have a Registration Rights Agreement pursuant to which the Company has granted certain registration rights to Union Camp and certain of its affiliates with respect to the shares of Common Stock of the Company owned by Union Camp or acquired by any such affiliate from Union Camp following the public offering of Company Common Stock. In the event that the Company proposes to register any of its shares of Common Stock for sale under the Securities Act of 1933, as amended (the "Securities Act"), Union Camp is entitled to require the Company to include all or a portion of the shares of Common Stock of the Company held by Union Camp or its affiliates, subject to the restrictions set forth in the Registration Rights Agreement. Union Camp also has the right to require that the Company register all or a portion of the Common Stock of the Company held by Union Camp or its affiliates for sale under the Securities Act up to three times, subject to the terms of the Registration Rights Agreement. The Company's obligations are subject to limitations relating to a minimum number of shares of Common Stock of the Company required for any such registration, the timing of registration and other similar matters. The Company is obligated to pay all expenses incidental to any such registration, excluding underwriters' discounts and certain legal fees and expenses. The Company has agreed to indemnify Union Camp for certain liabilities, including liabilities under the Securities Act, in connection with any such registration. Under the Registration Rights Agreement, Union Camp and certain of its affiliates have the right to transfer their respective rights to a transferee other than pursuant to a public offering.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Index to financial statements

                The following financial statements are included at the indicated
            pages in the Bush Boake Allen 1998 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----
           Consolidated Statements of Income and
              Comprehensive Income for each of the
               three years ended December 25, 1998.......................    25

           Consolidated Balance Sheets - December 25, 1998
              and 1997...................................................    26

           Consolidated Statements of Cash Flows for each of the three
              years ended December 25, 1998..............................    27

           Notes to Consolidated Financial Statements.................... 28-37

           Report of Independent Accountants.............................    38


           (2) All exhibits, including those incorporated by reference.

 NO.              DESCRIPTION
----              ------------
 3.1              Articles of Incorporation of the Company (filed as Exhibit 3.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on
                  May 12, 1994 and incorporated herein by reference).

 3.2              Bylaws of the Company, as amended.

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

10.8*             Stock Option and Stock Award Plan, as amended (filed as
                  Exhibit 10.8 on Bush Boake Allen Inc.'s Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.9*             Directors' Stock Option Plan (filed as Exhibit B to Bush Boake
                  Allen Inc.'s 1998 Proxy Statement and incorporated herein by reference).

10.10*            Form Executive Severance Agreement approved by Registrant's
                  Board of Directors effective December 1, 1996 (filed as
                  Exhibit 10.10 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.11             Form Director Indemnity Agreement approved by Registrant's
                  Board of Directors on November 19, 1996 (filed as Exhibit
                  10.11 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.12*            Bush Boake Allen Inc. Relocation Retirement Income Plan for
                  Executives.

11.1              Statement re: computation of per share net income.

13.1 1998 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

21.1              Subsidiaries of the registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

27                Financial Data Schedule

-----------

* Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

         (b) Reports on Form 8-K.

         No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 25, 1998.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MONTVALE, NEW JERSEY, ON THE 18TH DAY OF MARCH, 1999.

                                            BUSH BOAKE ALLEN INC.


                                            By /s/ Julian W. Boyden
                                              ----------------------------------
                                              JULIAN W. BOYDEN
                                              Chairman of the Board, President
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 18, 1999.

           Signatures                                Title
           ----------                                -----
 /s/ Julian W. Boyden                 Chairman of the Board, President and Chief
-------------------------             Executive Officer (Principal Executive
Julian W. Boyden                      Officer)


 /s/ Fred W. Brown, Jr.               Vice President, Finance (Principal
-------------------------             Financial Officer)
Fred W. Brown, Jr.


 /s/ Kenneth M. McHugh                Controller (Principal Accounting
-------------------------             Officer)
Kenneth M. McHugh


 /s/ Peter L. Acton                   Director
-------------------------
Peter L. Acton


 /s/ Thomas R. Crane, Jr.             Director
-------------------------
Thomas R. Crane, Jr.

 /s/ L. Robert Pfund                  Director
-------------------------
L. Robert Pfund


 /s/ James M. Reed                    Director, Vice Chairman of the Board
-------------------------
James M. Reed


 /s/ George J. Sella, Jr.             Director
-------------------------
George J. Sella, Jr.


 /s/ William H. Trice                 Director
-------------------------
William H. Trice

                                  EXHIBIT INDEX

 NO.              DESCRIPTION
----              ------------
 3.1              Articles of Incorporation of the Company (filed as Exhibit 3.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on
                  May 12, 1994 and incorporated herein by reference).

 3.2              Bylaws of the Company, as amended.

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

10.9*             Directors' Stock Option Plan (filed as Exhibit B to Bush Boake
                  Allen Inc.'s 1998 Proxy Statement and incorporated herein by reference).

10.10*            Form Executive Severance Agreement approved by Registrant's
                  Board of Directors effective December 1, 1996 (filed as
                  Exhibit 10.10 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.11             Form Director Indemnity Agreement approved by Registrant's
                  Board of Directors on November 19, 1996 (filed as Exhibit
                  10.11 on Bush Boake Allen's Form 10-K for the fiscal year ended December 25, 1996 and incorporated herein by reference).

10.12*            Bush Boake Allen Inc. Relocation Retirement Income Plan for
                  Executives.

11.1              Statement re: computation of per share net income.

13.1 1998 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

21.1              Subsidiaries of the registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

27                Financial Data Schedule

-----------

* Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.





                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'

The registered trademark symbol shall be expressed as.......................'r'

The British pound sterling sign shall be expressed as.......................'L'