Form 10-Q
period 1999-03-25
BUSH BOAKE ALLEN INC
filed 1999-05-07
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 25, 1999
                               -----------------------------------------

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

                             YES    X                   NO
                                  ----                     ----

19,293,665 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on March 25, 1999.

                              BUSH BOAKE ALLEN INC.

                                      INDEX
                                      -----

                                                                                Page
                                                                                ----
PART I.        FINANCIAL INFORMATION
               ---------------------
               Item 1.       Financial Statements                                  2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition

                             and Results of Operations                             9

               Item 3.       Quantitative and Qualitative Disclosures
                             about Market Risk                                    13

PART II.       OTHER INFORMATION

               Item 6.       Exhibits and Reports on Form 8-K                     14


               -------------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 25, 1998 which has previously been filed with the Commission.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)


                                                          THREE MONTHS ENDED
                                                                MARCH 25,
                                                                ---------
                                                         1999             1998
                                                         ----             ----
Net Sales                                              $121,370         $118,246

Costs and other charges:

         Cost of goods sold                              82,360           75,615
         Selling and administrative expen                23,585           23,116
         Research and development expense                 6,194            6,189
                                                       --------         --------

Income from operations                                    9,231           13,326
                                                       --------         --------

Interest expense                                            550              777
Other (income) expense, net                               1,627              764
                                                       --------         --------

Income before income taxes                                7,054           11,785
                                                       --------         --------
Income taxes                                              2,539            4,134
                                                       --------         --------

Net Income                                               $4,515           $7,651
                                                       ========         ========


Net income per share:

                       - Basic                            $0.23            $0.40
                                                          =====            =====
                       - Diluted                          $0.23            $0.39
                                                          =====            =====

Weighted average number of shares outstanding:

                       - Basic                       19,290,368       19,269,244
                                                     ==========       ==========
                       - Diluted                     19,408,090       19,399,576
                                                     ==========       ==========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                   MARCH 25,   DECEMBER 25,
                                                     1999          1998
                                                     ----          ----
ASSETS

Cash and cash equivalents                         $  9,289        11,072
Receivables, net                                    96,878        93,109
Inventories                                         99,465       102,321
Other                                               10,498        10,225
                                               -----------    ----------

      Total current assets                         216,130       216,727

Property, plant and equipment, net                 189,357       190,929

Other assets                                        48,528        50,754
                                               -----------    ----------

      Total Assets                                $454,015      $458,410
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities              $ 17,145        17,307
Accounts payable                                    44,909        42,617
Accrued liabilities                                 26,351        27,756
Income and other taxes                               1,750         4,421
                                               -----------    ----------

      Total current liabilities                     90,155        92,101

Long-term debt                                      10,315        10,354

Deferred income taxes                               25,066        25,367

Other long-term liabilities                         10,211        10,067

Stockholders' equity:
     Common stock - (Shares outstanding:

        1999:  19,293,665 and 1998:                 19,294         19,285
     Additional paid-in capital                    168,594        168,447
     Retained earnings                             148,289        143,774
     Accumulated other comprehensive incom         (17,909)       (10,985)
                                               -----------    -----------

        Total stockholders' equity                 318,268        320,521
                                               -----------    -----------

   Total Liabilities and Stockholders' Equ        $454,015       $458,410
                                                  ========       ========

         See accompanying notes to the Consolidated Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 25,
                                                                       ---------
                                                                  1999         1998
                                                                  ----         ----
Cash provided by (used for) operations:
        Net income                                              $4,515         $7,651
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                     4,947          4,537
               Deferred income taxes                               202            871
               Other                                               282             93

        Changes in operational assets and liabilities:
               Receivables, net                                 (5,919)        (9,741)
               Inventories                                         903         (3,292)
               Other assets                                       (280)           165
               Accounts payable, taxes and other liabili          (930)          (955)
                                                               -------       --------

                   Cash provided by (used for) operation         3,720           (671)
                                                               -------       --------

Cash used for investment activities:
        Capital expenditures                                    (6,694)        (8,930)
        Payments for acquisitions                                    0           (348)
        Other                                                      223             19
                                                               -------       --------
                   Cash used for investment activities          (6,471)        (9,259)
                                                               -------       --------

Cash provided by financing activities:
        Proceeds from issuance of common stock, net                147            352
        Change in notes payable, net                               828          3,976
        Proceeds from issuance of long-term debt                     0          5,251
                                                               -------       --------
                   Cash provided by financing activities         1,029          9,579
                                                               -------       --------

Effect of exchange rate changes on cash                            (61)            54
                                                               -------       --------

Increase in cash and cash equivalents                           (1,783)          (297)

Balance at beginning of period                                  11,072          4,358
                                                               -------       --------

Balance at end of period                                        $9,289         $4,061
                                                               =======       ========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                          THREE MONTHS ENDED
                                                               MARCH 25,
                                                               ---------
                                                            1999      1998
                                                            ----      ----

Net Income                                                  $4,515    $7,651

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                 (6,924)    1,547
                                                           -------    ------

Total other comprehensive income                            (6,924)    1,547
                                                           -------    ------

Comprehensive Income                                       ($2,409)   $9,198
                                                           =======    ======


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

Note 2.   Inventories

                             March 25, 1999        December 25, 1998
                             --------------        -----------------
                                       ($ in thousands)

Finished goods                  $36,577                 $39,012
Raw materials                    48,895                  45,160
Work in process                  10,624                  14,846
Supplies                          3,369                   3,303
                                -------                 -------
Total                          $ 99,465                $102,321
                               ========                ========



Note 3. Stockholders' Equity (in thousands)

                                   COMMON STOCK         ADDITIONAL                   ACCUMULATED OTHER        TOTAL
                                   ------------          PAID-IN        RETAINED       COMPREHENSIVE       STOCKHOLDERS'
                                  SHARES AMOUNTS         CAPITAL        EARNINGS       INCOME (LOSS)          EQUITY
                                  ------ -------         -------        --------      ---------------      -------------
Balance December  25, 1998        19,285  $19,285        $168,447        $143,774        $(10,985)           $320,521

Net Income                                                                  4,515                               4,515

Issuance of Stock for Options          9        9             147                                                 156

Foreign Currency Translation                                                               (6,924)             (6,924)
                                  ------   -------       --------         -------         -------             --------
Balance March 25, 1999            19,294   $19,294       $168,594        $148,289        $(17,909)            $318,268
                                  ======   =======       ========        ========        ========             ========

Note 4.  Other Comprehensive Income

Effective March 25, 1998, the Company has implemented the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This standard affects financial statement presentation and disclosure but has no impact on the Company's consolidated financial position or results of operations. The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending March 25, 1999 and 1998, and as reported in the Consolidated Balance sheets as of March 25, 1999 and December 25, 1998. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies.

Note 5.  Segment Information

The following chart sets forth sales and operating profit for the principal business segments of the Company for the three months ended March 25, 1999 and 1998. There has not been a material change in total assets from the amounts disclosed in the 1998 annual report and the basis of segmentation and the measurement of segment operating profit has been consistently applied.


                                                            CORPORATE
                              FLAVOR &        AROMA         ITEMS AND
                             FRAGRANCE      CHEMICALS      UNALLOCATED   CONSOLIDATED
                             ---------      ---------      -----------   ------------
                                                  ($ in thousands)
March 25, 1999
--------------

 Net sales to customers        $97,752        $23,618            -          $121,370
 Intersegment sales               -             6,535         $(6,535)        -
                              --------        --------        --------     ----------
 Total net sales                97,752         30,153          (6,535)        121,370
 Operating profit               10,776          3,564          (5,109)          9,231

March 25, 1998
--------------

 Net sales to customers        $94,152        $24,094            -           $118,246
 Intersegment sales               -             4,925         $(4,925)          -
                              --------        -------      -----------      ---------
 Total net sales                94,152         29,019          (4,925)        118,246
 Operating profit               12,164          6,044          (4,882)         13,326

Reconciliation of reportable segment sales and income before taxes:

                                                          THREE MONTHS ENDED
                                                               MARCH 25,
                                                               ---------
                                                          1999            1998
                                                          ----            ----
                                                            ($ in Thousands)

         Net Sales
         ---------
         Total net sales for reportable segments       $127,905         $123,171
         Elimination of intersegment sales               (6,535)          (4,925)
                                                       --------         --------

           Total consolidated net sales                $121,370         $118,246
                                                       --------         --------

         Income before Income Taxes
         --------------------------
         Total operating profit for reportable          $14,340         $ 18,208
         segments

         Elimination of intersegment profits             (1,594)          (1,381)
         Unallocated amounts:
             Corporate administration expenses           (3,515)          (3,501)
             Interest expense                              (550)            (777)
             Other income (expense)                      (1,627)            (764)
                                                        -------        ---------
             Total consolidated income before

               income taxes                              $7,054         $ 11,785
                                                         ------         --------

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net Sales

        Net sales for the first quarter ended March 25, 1999 increased 2.6% to $121.4 million from $118.2 million for the quarter ended March 25, 1998. The aroma chemicals segment reported a decrease in sales of 2.0% compared with the first quarter of 1998. The decrease reflects lower sales of musk chemicals in Europe and significant reductions in selling prices due to a sharp decline in crude sulfate turpentine costs. The flavor and fragrance segment recorded growth in first quarter sales of 3.8% over the first quarter of 1998. The Americas and Asia Pacific regions had the strongest growth rate with sales increases of 5.6% and 4.7%, respectively from the first quarter of 1998. Net sales were adversely affected by the movement in foreign currency exchange rates, especially in the International region. If exchange rates had remained unchanged from the first quarter 1998 to the first quarter 1999, the increase in total net sales would have been approximately 7%.

Cost of Goods Sold

        Cost of goods sold in the first quarter of 1999 increased to $82.4 million from $75.6 million in the first quarter of 1998 due primarily to increased sales and aroma chemical inventory lower of cost or market adjustments. Cost of goods sold as a percentage of net sales increased to 67.9% from 63.9%.

Selling and Administrative Expenses

        Selling and administrative expenses in the first quarter of 1999 increased to $23.6 million from $23.1 million in the first quarter of 1998. Selling and administrative expenses as a percentage of net sales decreased slightly to 19.4% from 19.5%.

Research and Development Expenses

        Research and development expenses in the first quarter of 1999 were $6.2 million, the same as in the first quarter of 1998. Research and development expenses as a percentage of net sales decreased to 5.1% from 5.2%.

Income from Operations

        Income from operations in the first quarter of 1999 decreased to $9.2 million from $13.3 million in the first quarter of 1998. Operating margins declined to 7.6% from 11.3% in the first quarter of 1998 due primarily to unfavorable product mix in both business segments and price reductions on aroma chemicals which averaged over 12% across all major products.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $10.8 million compared to $12.2 million in the first quarter of 1998. The Company's aroma chemical segment recorded first quarter operating income (exclusive of corporate items) of $3.6 million in 1999, compared to $6.0 million in the first quarter of 1998.

Other (Income) Expense, Net

        Other (income) expense for the first quarter of 1999 was $1.6 million expense compared to $800,000 expense in the first quarter of 1998 primarily due to higher foreign exchange losses, mainly in Russia and Brazil.

Interest Expense

        Interest expense, net for the first quarter of 1999 decreased to $600,000 from $800,000 in the first quarter of 1998 primarily due to lower average borrowings.

Income Taxes

        Income tax expense in the first quarter of 1999 decreased to $2.5 million from $4.1 million in the first quarter of 1998 as a result of lower pre-tax income. The Company's effective tax rate in the first quarter of 1999 increased to 36.0% from 35.1% for the first quarter of 1998.

Liquidity And Capital Resources

        Cash flows provided by (used for) operations for the three months ended March 25, 1999 were $3.7 million compared to ($700,000) for the three months ended March 25, 1998. The increase is primarily due to changes in operational assets and liabilities, mainly from a decrease in inventories during the first quarter of 1999.

        At March 25, 1999, working capital of the Company was $126.0 million, a $1.4 million increase from $124.6 million at December 25, 1998. The change in working capital is primarily due to the decrease in total current liabilities mainly from a reduction in income and other taxes.

        As of March 25, 1999, the Company had cash and cash equivalents of $9.3 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

Accounting Matters

        In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement, which is effective for the first quarter of 2000, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

Euro Conversion

        On January 1, 1999 certain member nations of the European Economic and Monetary Union (EMU) adopted a common currency, the "Euro." For a three-year transition period, both the Euro and the members' national currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The Company does not expect that the adoption of the Euro currency unit will have a material impact on its operations, financial condition or liquidity. The costs of addressing the Euro conversion are not expected to be material and will be charged to operations as incurred.

Year 2000

        The Year 2000 issue is based on computer programs' use of two-digit years primarily in sorts, calculations, or comparisons. Systems that have Year 2000 issues could result in erroneous results or system failures when processing dates greater than 1999.

        In 1996, the Company began replacing its major business computer systems with a set of standard, core business products, which the Company believes, are or will be Year 2000 compliant. In order to address the remaining issues, the Company began a formal Year 2000 project in April of 1998. The project team's efforts target both the Company's internal systems, hardware and other equipment and those systems interfacing with the Company from external, third party sources. For our internal processes, the team divided all issues into four categories of systems and equipment. They include:

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

Externally, the scope includes managing third-party relationships. This includes reviewing major supplier relationships and determining their compliance status and also communicating with customers concerning our Year 2000 project compliance status.

THE PROCESS

Our Year 2000 process includes five phases. AWARENESS involves educating personnel about the problem. INVENTORY includes identifying all material items that can be identified as potential Year 2000 concerns. ASSESSMENT involves analyzing the inventory items to determine whether the items are compliant and how to make them compliant. This analysis includes the use of vendor-supplied information as well as internal testing, depending upon the Company's risk assessment of the item, to determine compliancy. RENOVATION/VALIDATION includes repairing or upgrading and testing the items. IMPLEMENTATION/CONTINGENCY involves putting the upgraded and re-tested items into use and developing contingency plans where appropriate.

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

PROCESS AND FACILITIES. The Company has completed the Inventory and Assessment phases. Of these items, approximately 98% have been found to be compliant or have been renovated and are complete. All locations are currently targeted to be compliant by June 30, 1999.

DATA COMMUNICATIONS AND COMPUTER SERVERS. The Company has completed the Inventory and Assessment phases. Of these items over 85% have been found to be compliant or have been renovated and are complete. The Company has targeted these items to be compliant by June 30, 1999.

PERSONAL COMPUTERS. The Company has completed the inventory phase and has made substantial progress in completing the Assessment phase. Of these items over 90% have been assessed and approximately 70% have been found to be compliant or have been renovated and are complete. The Company has targeted these items to be compliant by June 30, 1999.

THIRD PARTY RELATIONSHIPS. The Company has substantially completed the initial assessment of its major raw material suppliers. Additional assessments of critical raw material suppliers and other material and service providers including financial institutions, transportation companies, and utilities began in February 1999. We are currently receiving responses from major suppliers. These suppliers will be assessed and contingency plans developed as needed.

DEFERRAL OF INFORMATION TECHNOLOGY PROJECTS
The Company's work on its Year 2000 project has not substantially impacted its information technology plans. This is due primarily to decisions made in 1996 to move the Company to a set of standardized core business systems products. This plan (for which implementation is in-progress) compliments the Year 2000 project goals.

RISKS AND CONTINGENCY PLANS
Based upon the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse impact on its financial condition or its results of operations. At this point, the Company is involved in establishing contingency plans for potential Year 2000 issues. The Company intends to base its contingency plans on a review of the assessment of internal and external risks and testing experience. The Company expects to substantially complete such initial planning by June 30, 1999.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Year 2000 problem is unique and the Company's beliefs and expectations are based on certain assumptions and assessments that ultimately may prove to be inaccurate. Possible risks include, but are not limited to: loss of communications between our world-wide locations, loss of power to operate our facilities and support the necessary infrastructure required for normal business functions, failure of banking operations in the countries in which we operate, and the failure of external transportation and shipping functions required to support our operations. As the Company prepares its initial contingency plans, it is continuing to review these and other potential risks.

COSTS

The Company currently estimates the costs to modify or replace systems and equipment that require remedial action to be approximately $3.5 million, all of which is expected to be funded by operations. All modification costs will be expensed as incurred. To date the total Year 2000 costs incurred approximates $1.2 million, of which $900,000 relates to capital equipment. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. This estimate does take into consideration the acceleration of projects for new equipment and systems over the normal scheduled plans for such work. The Company has so far addressed Year 2000 issues using primarily in-house personnel supplemented with a small amount of contract programming and consulting. The above costs do not include internal personnel costs.


Statements in this report that are not historical are forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Such risks ad uncertainties with respect to Bush Boake Allen's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing and availability of raw materials and/or disruption to operations from Year 2000 issues, the effect of the transition to the Euro and political and economic uncertainties including currency fluctuations in the many countries in which we operate.



Item 3. Quantitative and Qualitative Disclosures about Market Risk

        See the Company's most recent Annual Report filed on Form 10-K (Item 7a). There has been no material change in this information.

                                     PART II

                                OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K

               a) Exhibits

                  No.        Description
                  ---        -----------
                  11         Statement regarding computation of
                             per share earnings
                  27         Financial Data Schedule

               b) Reports on Form 8-K

                  No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BUSH BOAKE ALLEN INC.



Date: May 7, 1999                      By: Fred W. Brown, Jr.
----------------------------               ----------------------------
                                           Fred W. Brown, Jr.
                                           Vice President Finance and
                                           Chief Financial Officer

Date: May 7, 1999                      By: Dennis M. Meany
----------------------------               ----------------------------
                                           Dennis M. Meany
                                           Vice President, General Counsel
                                           and Secretary