Form 10-Q
period 1999-06-25
BUSH BOAKE ALLEN INC
filed 1999-08-06
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 25, 1999
                               -----------------------------------------


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

                             YES    X                   NO
                                 ------                    -------

19,294,534 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on June 25, 1999.

                              BUSH BOAKE ALLEN INC.

                                      INDEX




                                                                                PAGE
                                                                                ----
PART I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements                                2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                           9

               Item 3.       Quantitative and Qualitative Disclosures
                             about Market Risk                                  14



PART II.       OTHER INFORMATION

               Item 6.       Exhibits and Reports on Form 8-K                   15


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

           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                                        QUARTER ENDED            SIX MONTHS ENDED
                                                          JUNE 25,                   JUNE 25,
                                                          --------                   --------
                                                     1999         1998          1999          1998
                                                     ----         ----          ----          ----
Net Sales                                         $127,223      $122,291      $248,593      $240,537

Costs and other charges:
         Cost of goods sold                         85,535        77,173       167,895       152,788
         Selling and administrative expenses        24,881        23,827        48,466        46,943
         Research and development expenses           6,088         6,431        12,282        12,620
                                                   -------       -------      --------       -------

Income from operations                              10,719        14,860        19,950        28,186
                                                   -------       -------      --------       -------

Interest expense                                       537           853         1,087         1,630
Other (income) expense, net                            825         1,139         2,452         1,903
                                                   -------       -------      --------       -------

Income before income taxes                           9,357        12,868        16,411        24,653
                                                   -------       -------      --------       -------

Income taxes                                         3,605         4,147         6,144         8,281
                                                   -------       -------      --------       -------

Net Income                                          $5,752        $8,721       $10,267       $16,372
                                                    ======        ======       =======       =======

Net income per share:
                             - Basic                 $0.30         $0.45         $0.53         $0.85
                                                     =====         =====         =====         =====
                             - Diluted               $0.30         $0.45         $0.53         $0.84
                                                     =====         =====         =====         =====

Weighted average number of
   shares outstanding:
                             - Basic            19,293,712    19,280,800    19,292,059    19,275,086
                                                ==========    ==========    ==========    ==========
                             - Diluted          19,394,324    19,391,618    19,411,163    19,400,044
                                                ==========    ==========    ==========    ==========

        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                     JUNE 25,       DECEMBER 25,
                                                       1999            1998

ASSETS
Cash and cash equivalents                              $8,625           $11,072
Receivables, net                                       97,606            93,109
Inventories                                           100,224           102,321
Other                                                  10,658            10,225
                                                     --------          --------

      Total current assets                            217,113           216,727

Property, plant and equipment, net                    189,715           190,929

Other assets                                           55,532            50,754
                                                     --------          --------
      Total Assets                                   $462,360          $458,410
                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                  $22,570           $17,307
Accounts payable                                       44,967            42,617
Accrued liabilities                                    29,804            27,756
Income and other taxes                                    602             4,421
                                                     --------          --------

      Total current liabilities                        97,943            92,101

Long-term debt                                         10,285            10,354

Deferred income taxes                                  24,770            25,367

Other long-term liabilities                            10,285            10,067

Stockholders' equity:
     Common stock - (Shares outstanding:
        1999:  19,294,534 and 1998:  19,284,817)       19,295            19,285
     Additional paid-in capital                       168,606           168,447
     Retained earnings                                154,041           143,774
     Accumulated other comprehensive income           (22,865)          (10,985)
                                                     --------          --------

        Total stockholders' equity                    319,077           320,521
                                                     --------          --------

   Total Liabilities and Stockholders' Equity        $462,360          $458,410
                                                     ========          ========




        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 25,
                                                                 ------------------------------
                                                                 1999                   1998
                                                                 ----                   -----
Cash provided by (used for) operations:
        Net income                                                $10,267              $16,372
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                        9,890                8,900
               Deferred income taxes                                   81                1,047
               Other                                                  618                1,388

        Changes in operational assets and liabilities:
               Receivables, net                                    (8,635)              (8,445)
               Inventories                                         (1,456)              (5,114)
               Other assets                                        (6,687)              (3,892)
               Accounts payable, taxes and other liabilities        2,208                2,326
                                                                  -------              -------

                   Cash provided by operations                      6,286               12,582
                                                                  -------              -------

Cash provided by (used for) investment activities:
        Capital expenditures                                      (14,729)             (18,541)
        Payments for acquisitions                                       0                 (372)
        Other                                                         215                  266
                                                                  -------              -------
                   Cash used for investment activities            (14,514)             (18,647)
                                                                  -------              -------
Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                   169                  352
        Change in notes payable, net                                7,128                  137
        Proceeds from issuance of long-term debt                        0                6,825
        Repayments of long-term debt                                 (659)                   0
                                                                  -------              -------
                   Cash provided by financing activities            6,638                7,314
                                                                  -------              -------
Effect of exchange rate changes on cash                              (857)                (713)
                                                                  -------              -------
Increase (decrease) in cash and cash equivalents                   (2,447)                 536

Balance at beginning of period                                     11,072                4,358
                                                                  -------              -------
Balance at end of period                                           $8,625               $4,894
                                                                  =======              =======

        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)


                                                                       QUARTER ENDED            SIX MONTHS ENDED
                                                                         JUNE 25,                   JUNE 25,
                                                                         --------                   -------
                                                                   1999           1998          1999           1998
                                                                   ----           ----          ----           ----

Net Income                                                       $ 5,752        $ 8,721       $ 10,267        $16,372
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                       (4,956)        (2,057)       (11,880)          (510)
                                                                 -------        -------       --------        -------
Total other comprehensive income                                  (4,956)        (2,057)       (11,880)          (510)
                                                                 -------        -------       --------        -------
Comprehensive Income                                                $796        $ 6,664        ($1,613)       $15,862
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

Note 2.  Inventories


                             June 25, 1999         December 25, 1998
                             -------------         -----------------
                                     ($ in thousands)
Finished goods                 $36,728                   $39,012
Raw materials                   51,859                    45,160
Work in process                  8,750                    14,846
Supplies                         2,887                     3,303
                              --------                  --------

Total                         $100,224                  $102,321
                              ========                  ========



Note 3. Stockholders' Equity (in thousands)



                                COMMON STOCK         ADDITIONAL                      ACCUMULATED OTHER           TOTAL
                                -------------         PAID-IN       RETAINED          COMPREHENSIVE          STOCKHOLDERS'
                                SHARES    AMOUNTS     CAPITAL       EARNINGS           INCOME (LOSS)            EQUITY
                                ------    -------    ----------     --------           -------------            ------
Balance December  25, 1998      19,285    $19,285     $168,447      $143,774              $(10,985)            $320,521

Net Income                                                            10,267                                     10,267

Issuance of Stock for Options       10         10          159                                                      169

Foreign Currency Translation                                                               (11,880)             (11,880)
                                ------    -------     --------      --------              --------             --------

Balance June 25, 1999           19,295    $19,295     $168,606      $154,041              $(22,865)            $319,077
                                ======    =======     ========      ========              ========             ========

Note 4.  Other Comprehensive Income

The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending June 25, 1999 and 1998, and as reported in the Consolidated Balance sheets as of June 25, 1999 and December 25, 1998. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies.

Note 5.  Segment Information

The following chart sets forth sales and operating profit for the principal business segments of the Company for quarters ended June 25, 1999 and 1998 and for the six months ended June 25, 1999 and 1998. There has not been a material change in total assets from the amounts disclosed in the 1998 annual report and the basis of segmentation and the measurement of segment operating profit has been consistently applied.



                                                        CORPORATE
                              FLAVOR &       AROMA      ITEMS AND
                             FRAGRANCE     CHEMICALS   UNALLOCATED  CONSOLIDATED
                             ---------     ---------   -----------  ------------
QUARTER ENDED                                 ($ IN THOUSANDS)
JUNE 25, 1999
--------------
 Net sales to customers       $105,372       $21,851          -         $127,223
 Intersegment sales                 -          7,226       $(7,226)         -
                              --------       -------      --------      --------
 Total net sales               105,372        29,077        (7,226)      127,223
 Operating profit               13,386         2,546        (5,213)       10,719


JUNE 25, 1998
-------------
 Net sales to customers        $98,627       $23,664          -         $122,291
 Intersegment sales                -           5,476       $(5,476)         -
                              --------       -------      --------      --------
 Total net sales                98,627        29,140        (5,476)      122,291
 Operating profit               13,983         4,846        (3,969)       14,860




                                                        CORPORATE
                              FLAVOR &       AROMA      ITEMS AND
                             FRAGRANCE     CHEMICALS   UNALLOCATED  CONSOLIDATED
                             ---------     ---------   -----------  ------------
SIX MONTHS ENDED                              ($ IN THOUSANDS)
JUNE 25, 1999
-------------
 Net sales to customers       $203,124       $45,469         -          $248,593
 Intersegment sales                 -         13,761      $(13,761)         -
                              --------       -------      --------      --------
 Total net sales               203,124        59,230       (13,761)      248,593
 Operating profit               24,162         6,110       (10,322)       19,950


JUNE 25, 1998
-------------
 Net sales to customers       $192,779       $47,758         -          $240,537
 Intersegment sales                 -         10,401      $(10,401)         -
                              --------       -------      --------      --------
 Total net sales               192,779        58,159       (10,401)      240,537
 Operating profit               26,147        10,890        (8,851)       28,186

Reconciliation of reportable segment sales and income before taxes:


                                                              QUARTER ENDED
                                                                 JUNE 25,
                                                                 --------
                                                          1999                 1998
                                                        ----------------------------
                                                             ($ IN THOUSANDS)
       NET SALES
       ---------
       Total net sales for reportable segments          $134,449            $127,767
       Elimination of intersegment sales                 (7,226)             (5,476)
                                                        --------            --------
         Total consolidated net sales                   $127,223            $122,291
                                                        --------            --------

       INCOME BEFORE INCOME TAXES
       --------------------------
       Total operating profit for reportable segments   $15,932             $18,829
       Elimination of intersegment profits               (1,646)               (445)
       Unallocated amounts:
           Corporate administration expenses             (3,567)             (3,524)
           Interest expense                                (537)               (853)
           Other income (expense)                          (825)             (1,139)
                                                        --------            --------
           Total consolidated income before
             income taxes                                $9,357             $12,868
                                                        --------            --------


                                                              SIX MONTHS ENDED
                                                                 JUNE 25,
                                                                 --------
                                                          1999                 1998
                                                        ----------------------------
                                                             ($ IN THOUSANDS)
       NET SALES
       ---------
       Total net sales for reportable segments        $262,354            $250,938
       Elimination of intersegment sales              (13,761)            (10,401)
                                                      --------            --------
         Total consolidated net sales                 $248,593            $240,537
                                                      --------            --------

       INCOME BEFORE INCOME TAXES
       --------------------------
       Total operating profit for reportable segments   $30,272             $37,037
       Elimination of intersegment profits               (3,240)             (1,826)
       Unallocated amounts:
           Corporate administration expenses             (7,082)             (7,025)
           Interest expense                              (1,087)             (1,630)
           Other income (expense)                        (2,452)             (1,903)
                                                        --------            --------
           Total consolidated income before
             income taxes                                $16,411             $24,653
                                                        --------            --------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 25, 1999 COMPARED TO QUARTER ENDED JUNE 25, 1998

NET SALES

     Net sales for the second quarter ended June 25, 1999 increased 4.0% to $127.2 million from $122.3 million for the quarter ended June 25, 1998. The aroma chemicals segment reported a decrease in sales of 7.7% compared with the second quarter of 1998. This decrease reflects significant reductions in selling prices due to a sharp decline in crude sulfate turpentine costs. The flavor and fragrance segment recorded growth in second quarter sales of 6.8% over the second quarter of 1998. The Asia Pacific region and the Americas region sales increased 21.4% and 15.2%, respectively, from the second quarter of 1998 offset by a 7.9% decrease in the European region. Growth in sales resulted from a combination of new products and increased volume with existing customers. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the second quarter 1998 to the second quarter 1999, the increase in total net sales would have been approximately 10%.

COST OF GOODS SOLD

     Cost of goods sold in the second quarter of 1999 increased to $85.5 million from $77.2 million in the second quarter of 1998 due primarily to increased sales and aroma chemical inventory lower of cost or market adjustments. Cost of goods sold as a percentage of net sales increased to 67.2% from 63.1%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in the second quarter of 1999 increased to $24.9 million from $23.8 million in the second quarter of 1998. Selling and administrative expenses as a percentage of net sales increased slightly to 19.6% from 19.5%.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses in the second quarter of 1999 decreased to $6.1 million from $6.4 million in the second quarter of 1998 reflecting the discontinuation of R&D services previously provided by Union Camp Corporation. Research and development expenses as a percentage of net sales decreased to 4.8% from 5.3%.

INCOME FROM OPERATIONS

     Income from operations in the second quarter of 1999 decreased 27.9% to $10.7 million from $14.9 million in the second quarter of 1998. Operating margins declined to 8.4% from 12.2% in the second quarter of 1998 reflecting unfavorable product mix in both business segments and price reductions on aroma chemicals which averaged 15% across all major products.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $13.4 million compared to $14.0 million in the second quarter of 1998. An increase in operating income was reported in the Asia Pacific and Americas regions offset by decreases in the European region. The Company's aroma chemical segment recorded second quarter operating income (exclusive of corporate items) of $2.5 million in 1999, compared to $4.8 million in the second quarter of 1998. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 5%.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the second quarter of 1999 was $800,000 expense compared to $1.1 million expense in the second quarter of 1998 primarily due to lower foreign exchange losses compared with the prior year.

INTEREST EXPENSE

     Interest expense, net for the second quarter of 1999 decreased to $500,000 from $900,000 in the second quarter of 1998 primarily due to lower average borrowings.

INCOME TAXES

     Income tax expense in the second quarter of 1999 decreased to $3.6 million from $4.1 million in the second quarter of 1998 as a result of lower pre-tax earnings. The Company's effective tax rate in the second quarter of 1999 increased to 38.5% from 32.2% for the second quarter of 1998 which included a deferred tax rate benefit due to the reduction in the UK statutory income tax rate.

SIX MONTHS ENDED JUNE 25, 1999 COMPARED TO SIX MONTHS ENDED JUNE 25, 1998

NET SALES

     Net sales for the six months ended June 25, 1999 increased 3.3% to $248.6 million from $240.5 million in the comparable prior period. Net sales of aroma chemicals decreased 4.8% to $45.5 million from $47.8 million primarily due to significant reductions in selling prices due to a sharp decline in crude sulfate turpentine costs. Net sales of the flavor and fragrance segment increased to $203.1 million from $192.8 million. The Asia Pacific region and the Americas region sales increased 13.2% and 10.4%, respectively from the six months ended June 25, 1998 offset by a 2.4% decrease in the European region. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first half of 1998 to the first half of 1999, the increase in total net sales would have been approximately 8%.

COST OF GOODS SOLD

     Cost of goods sold for the six months ended June 25, 1999 increased to $167.9 million from $152.8 million in the comparable prior year period due primarily to increased sales and aroma chemical inventory lower of cost or market adjustments. Cost of goods sold as a percentage of net sales increased to 67.5% from 63.5%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the six months ended June 25, 1999 increased to $48.5 million from $46.9 million in the comparable prior year period. Selling and administrative expenses as a percentage of net sales was 19.5% for both periods.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the six months ended June 25, 1999 decreased to $12.3 million from $12.6 million in the comparable prior year period reflecting the discontinuation of R&D services previously provided by Union Camp Corporation. Research and development expenses as a percentage of net sales decreased to 5.0% from 5.2%.

INCOME FROM OPERATIONS

     Income from operations for the six months ended June 25, 1999 decreased 29.2% to $20.0 million from $28.2 million in the comparable prior year period. Operating margins declined to 8.0% from 11.7% in the prior year reflecting unfavorable product mix in both business segments and price reductions on aroma chemicals which averaged 14% across all major products.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment decreased 7.6% to $24.2 million from $26.1 million in the prior year first half. The decrease in operating income is primarily attributable to the weak results in the European region. The Company's aroma chemical segment recorded first half operating income (exclusive of corporate items) of $6.1 million in 1999, compared to $10.9 million in the first half of 1998. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 5%.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the six months ended June 25, 1999 was $2.5 million expense compared to $1.9 million expense for the six months ended June 25, 1998 primarily due to a greater loss on asset disposal and higher rental expense on UK property compared to the prior year.

INTEREST EXPENSE

     Interest expense, net for the six months ended June 25, 1999 decreased to $1.1 million from $1.6 million in the comparable prior year period primarily due to lower average borrowings.

INCOME TAXES

     Income tax expense for the six months ended June 25, 1999 decreased to $6.1 million from $8.3 million in the comparable prior year period as a result of lower pre-tax earnings. The first half of 1998 reflects a deferred tax benefit due to a reduction in the UK statutory income tax rate. The tax benefit recorded in the first half of 1998 lowered the effective tax rate to 33.6% as compared to 37.4% in the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the six months ended June 25, 1999 were $6.3 million compared to $12.6 million for the six months ended June 25, 1998. The decrease is primarily due to lower net income.

     At June 25, 1999, working capital of the Company was $119.2 million, a $5.4 million decrease from $124.6 million at December 25, 1998. The change in working capital is primarily due to the increase in total current liabilities, mainly from an increase in notes payable and current maturities.

     As of June 25, 1999, the Company had cash and cash equivalents of $8.6 million. The Company currently believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

ACCOUNTING MATTERS

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement, which is effective for the first quarter of 2001, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

EURO CONVERSION

        On January 1, 1999 certain member nations of the European Economic and Monetary Union (EMU) adopted a common currency, the "Euro". For a three-year transition period, both the Euro and the members' national currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The Company does not expect that the adoption of the Euro currency unit will have a material impact on its operations, financial condition or liquidity. The costs of addressing the Euro conversion are not expected to be material and will be charged to operations as incurred.

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

Externally, the scope includes managing significant third-party relationships. This includes reviewing major supplier relationships and determining their compliance status and also communicating with customers concerning our Year 2000 project compliance status.

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

CURRENT STATUS

The Company believes it is substantially Year 2000 ready with the planned exception of one, local system. This remaining system is on track for its scheduled mid-August implementation.

INTERNAL PROCESSES: Our plan addressed identifying and correcting potential problems in the four areas previously identified: Major System, Process and Facilities Systems, Data Communications and Corporate Servers, and Personal Computers. To the best of our knowledge, we are now ready to continue to transact business as usual without significant interruption due to dates greater than 1999 with the exception of our one remaining system to be completed in August.

THIRD PARTY RELATIONSHIPS: We have contacted our critical suppliers. Supplier assessments are an on-going process to the extent that most suppliers have stated their intention to be ready in or before the third quarter of 1999. We are continuing our communications with those suppliers whose target dates have passed to review their readiness and will be activating any contingency plans for those who in our assessment may not be ready.

DEFERRAL OF INFORMATION TECHNOLOGY PROJECTS

The Company's work on its Year 2000 project has not substantially impacted its information technology plans. This is due primarily to decisions made in 1996 to move the Company to a set of standardized core business systems products. This plan (for which implementation is in-progress) compliments the Year 2000 project goals.

RISKS AND CONTINGENCY PLANS

Based upon the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse impact on its financial condition or its results of operations. Contingency plans have been developed at each location covering potential issues including problems with critical suppliers. These plans will continue to be updated based on responses from suppliers concerning their ability to meet their Year 2000 target dates. A team of personnel will be available to handle unforeseen issues that may occur as we enter the new year.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Year 2000 problem is unique and the Company's beliefs and expectations are based on certain assumptions and assessments that ultimately may prove to be inaccurate. Possible risks include, but are not limited to: loss of communications between our world-wide locations, loss of power to operate our facilities and support the necessary infrastructure required for normal business functions, failure of banking operations in the countries in which we operate, and the failure of external transportation and shipping functions required to support our operations. The Company is continuing to review these and other potential risks.

COSTS

The Company currently estimates the costs to modify or replace systems and equipment that require remedial action to be approximately $3.5 million, all of which is expected to be funded by operations. All modification costs will be expensed as incurred. To date the total Year 2000 costs incurred approximates $2.4 million, of which $2.1 million relates to capital equipment. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. This estimate does take into consideration the acceleration of projects for new equipment and systems over the normal scheduled plans for such work. The Company has so far addressed Year 2000 issues using primarily in-house personnel supplemented with a small amount of contract programming and consulting. The above costs do not include internal personnel costs.


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

                                     PART II

                                OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 a) EXHIBITS

                  No.     Description
                  ---     -----------
                  27      Financial Data Schedule

                 b) REPORTS ON FORM 8-K

                  A current Report on Form 8-K was filed by the Company on May 12, 1999 reporting changes in its Board of Directors related to the transfer of Union Camp Corporation's majority interest in the Company to International Paper Company by merger completed on April 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUSH BOAKE ALLEN INC.

Date:   August 6, 1999                      By:  Fred W. Brown, Jr.
      ------------------------------        ------------------------------------
                                            Fred W. Brown, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer



Date:   August 6, 1999                      By:  Dennis M. Meany
      ------------------------------        ------------------------------------
                                            Dennis M. Meany
                                            Vice President, General Counsel
                                            and Secretary