Form 10-Q
period 1999-09-25
BUSH BOAKE ALLEN INC
filed 1999-11-08
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1999


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

19,299,534 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on September 25, 1999.

                              BUSH BOAKE ALLEN INC.

                                      INDEX


                                                                                PAGE
                                                                                -----
PART I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements                                   2

               Item 2.       Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                              9

               Item 3.       Quantitative and Qualitative Disclosures
                             about Market Risk                                     14


PART II.       OTHER INFORMATION

               Item 4.       Submission of Matters to a Vote of Security Holders   15

               Item 6.       Exhibits and Reports on Form 8-K                      16


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

               PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)


                                                                 QUARTER ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 25,              SEPTEMBER 25,
                                                                  -------------              -------------
                                                              1999          1998         1999           1998
                                                              ----          ----         ----           ----
Net Sales                                                   $122,148      $121,481      $370,741      $362,018

Costs and other charges:
         Cost of goods sold                                   79,672        76,942       247,567       229,730
         Selling and administrative expenses                  23,756        22,498        72,222        69,441
         Research and development expenses                     6,585         6,296        18,867        18,916
                                                            --------      --------      --------      --------

Income from operations                                        12,135        15,745        32,085        43,931
                                                            --------      --------      --------      --------

Interest expense                                                 547           784         1,634         2,414
Other (income) expense, net                                      833         2,305         3,285         4,208
                                                            --------      --------      --------      --------

Income before income taxes                                    10,755        12,656        27,166        37,309
                                                            --------      --------      --------      --------

Income taxes                                                   3,984         4,560        10,128        12,841
                                                            --------      --------      --------      --------

Net Income                                                    $6,771        $8,096       $17,038       $24,468
                                                              ======        ======       =======       =======

Net income per share:
                                  - Basic                      $0.35         $0.42         $0.88         $1.27
                                                               =====         =====         =====         =====
                                  - Diluted                    $0.35         $0.42         $0.88         $1.26
                                                               =====         =====         =====         =====

Weighted average number of
   shares outstanding:
                                  - Basic                 19,297,469    19,282,439    19,293,875    19,277,555
                                                          ==========    ==========    ==========    ==========
                                  - Diluted               19,388,582    19,401,027    19,396,729    19,399,881
                                                          ==========    ==========    ==========    ==========



       See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                  SEPTEMBER 25,    DECEMBER 25,
                                                      1999             1998
                                                      ----             ----
ASSETS

Cash and cash equivalents                           $  3,635        $ 11,072
Receivables, net                                      95,505          93,109
Inventories                                           99,245         102,321
Other                                                 11,558          10,225
                                                    --------        --------
      Total current assets                           209,943         216,727

Property, plant and equipment, net                   195,888         190,929

Other assets                                          56,196          50,754
                                                    --------        --------

      Total Assets                                  $462,027        $458,410
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                 $11,179         $17,307
Accounts payable                                      40,676          42,617
Accrued liabilities                                   33,317          27,756
Income and other taxes                                 1,825           4,421
                                                    --------        --------

      Total current liabilities                       86,997          92,101

Long-term debt                                         8,615          10,354

Deferred income taxes                                 24,803          25,367

Other long-term liabilities                           10,261          10,067

Stockholders' equity:
     Common stock - (Shares outstanding:
        1999:  19,299,534 and 1998: 19,284,817)       19,300          19,285
     Additional paid-in capital                      168,680         168,447
     Retained earnings                               160,812         143,774
     Accumulated other comprehensive income          (17,441)        (10,985)
                                                    --------        --------

        Total stockholders' equity                   331,351         320,521
                                                    --------        --------

   Total Liabilities and Stockholders' Equity       $462,027        $458,410
                                                    ========        ========


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 25,
                                                                           -------------
                                                                         1999       1998
                                                                         ----       ----
Cash provided by (used for) operations:
        Net income                                                    $ 17,038    $ 24,468
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                            14,834      13,284
               Deferred income taxes                                    (1,003)      1,899
               Other                                                       662         908

        Changes in operational assets and liabilities:
               Receivables, net                                         (5,519)    (12,248)
               Inventories                                                 713      (7,304)
               Other assets                                             (6,843)     (5,349)
               Accounts payable, taxes and other liabilities             1,978       6,147
                                                                       -------     -------
                   Cash provided by operations                          21,860      21,805
                                                                       -------     -------

Cash provided by (used for) investment activities:
        Capital expenditures                                           (22,310)    (25,869)
        Payments for acquisitions                                            0         638
        Other                                                              208        (444)
                                                                       -------     -------
                   Cash used for investment activities                 (22,102)    (25,675)
                                                                       -------     -------

Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                        248         395
        Change in notes payable, net                                    (6,692)     (4,583)
        Proceeds from issuance of long-term debt                             0       8,467
        Repayments of long-term debt                                      (981)       (878)
                                                                       -------     -------
                   Cash provided by (used for) financing activities     (7,425)      3,401
                                                                       -------     -------

Effect of exchange rate changes on cash                                    230       1,005
                                                                       -------     -------

Increase (decrease) in cash and cash equivalents                        (7,437)        536

Balance at beginning of period                                          11,072       4,358
                                                                       -------     -------

Balance at end of period                                              $  3,635    $  4,894
                                                                      ========    ========



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                 QUARTER ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 25,           SEPTEMBER 25,
                                                 -------------           ------------
                                                1999       1998        1999         1998
                                                ----       ----        ----         ----
Net Income                                     $ 6,771     $8,096     $17,038     $24,468

Other comprehensive income, net of tax:
   Foreign currency translation adjustments      5,424       (452)     (6,456)       (962)
                                               -------     ------     -------     -------
Total other comprehensive income                 5,424       (452)     (6,456)       (962)
                                               -------     ------     -------     -------

Comprehensive Income                           $12,195     $7,644     $10,582     $23,506
                                               =======     ======     =======     =======


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

Note 2. Inventories



                              September 25, 1999          December 25, 1998
                              ------------------          -----------------
                                          ($ in thousands)
Finished goods                     $36,558                       $39,012
Raw materials                       51,359                        45,160
Work in process                      8,500                        14,846
Supplies                             2,828                         3,303
                                  --------                      --------

Total                              $99,245                      $102,321
                                  ========                      ========



Note 3. Stockholders' Equity (in thousands)


                                 COMMON STOCK       ADDITIONAL               ACCUMULATED OTHER       TOTAL
                               ----------------      PAID-IN      RETAINED    COMPREHENSIVE       STOCKHOLDERS'
                               SHARES   AMOUNTS      CAPITAL      EARNINGS     INCOME (LOSS)         EQUITY
                               ------   -------      -------      --------     ------------          ------
Balance December 25, 1998      19,285   $19,285      $168,447     $143,774       $(10,985)          $320,521

Net Income                                                          17,038                            17,038

Issuance of Stock for Options      15        15           233                                            248

Foreign Currency Translation                                                       (6,456)            (6,456)
                               ------   -------      --------     --------       --------           --------

Balance September 25, 1999     19,300   $19,300      $168,680     $160,812       $(17,441)          $331,351
                               ------   -------      --------     --------       --------           --------
                               ------   -------      --------     --------       --------           --------

Note 4.  Other Comprehensive Income

The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending September 25, 1999 and 1998, and as reported in the Consolidated Balance sheets as of September 25, 1999 and December 25, 1998. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the business of those companies.

Note 5.  Segment Information

The following chart sets forth sales and operating profit for the principal business segments of the Company for quarters ended September 25, 1999 and 1998 and for the nine months ended September 25, 1999 and 1998. There has not been a material change in total assets from the amounts disclosed in the 1998 annual report and the basis of segmentation and the measurement of segment operating profit has been consistently applied.




                                                                     CORPORATE
                                    FLAVOR &           AROMA         ITEMS AND
                                   FRAGRANCE         CHEMICALS      UNALLOCATED   CONSOLIDATED
                                   ---------         ---------      -----------   ------------
QUARTER ENDED                                           ($ IN THOUSANDS)
SEPTEMBER 25, 1999
------------------
 Net sales to customers             $99,540           $22,608             -         $122,148
 Intersegment sales                    -                5,304         $(5,304)          -
                                   --------           -------        --------       --------
 Total net sales                     99,540            27,912          (5,304)       122,148
 Operating profit                    12,807             2,894          (3,566)        12,135

SEPTEMBER 25, 1998
------------------
 Net sales to customers             $95,756           $25,725             -         $121,481
 Intersegment sales                       -             4,985         $(4,985)          -
                                   --------           -------        --------       --------
 Total net sales                     95,756            30,710          (4,985)       121,481
 Operating profit                    13,875             6,042          (4,172)        15,745



                                                                     CORPORATE
                                    FLAVOR &           AROMA         ITEMS AND
                                   FRAGRANCE         CHEMICALS      UNALLOCATED   CONSOLIDATED
                                   ---------         ---------      -----------   ------------
NINE MONTHS ENDED                                       ($ IN THOUSANDS)
SEPTEMBER 25, 1999
------------------
 Net sales to customers            $302,664           $68,077            -          $370,741
 Intersegment sales                    -               19,065        $(19,065)          -
                                   --------           -------        --------       --------
 Total net sales                    302,664            87,142         (19,065)       370,741
 Operating profit                    36,969             9,004         (13,888)        32,085

SEPTEMBER 25, 1998
------------------
 Net sales to customers            $288,535           $73,483            -          $362,018
 Intersegment sales                    -               15,386        $(15,386)          -
                                   --------           -------        --------       --------
 Total net sales                    288,535            88,869         (15,386)       362,018
 Operating profit                    40,022           16,932          (13,023)        43,931

Reconciliation of reportable segment sales and income before taxes:



                                                                               QUARTER ENDED
                                                                               SEPTEMBER 25,
                                                                               -------------
                                                                        1999                    1998
                                                                        ----------------------------
                                                                             ($ in thousands)
          NET SALES
          ---------
          Total net sales for reportable segments                    $127,452                $126,466
          Elimination of intersegment sales                            (5,304)                 (4,985)
                                                                        -----                   -----
            Total consolidated net sales                             $122,148                $121,481
                                                                     --------                --------

          INCOME BEFORE INCOME TAXES
          --------------------------
          Total operating profit for reportable segments              $15,701                 $19,917
          Elimination of intersegment profits                            (321)                 (1,215)
          Unallocated amounts:
              Corporate administration expenses                        (3,245)                 (2,957)
              Interest expense                                           (547)                   (784)
              Other income (expense)                                     (833)                 (2,305)
                                                                          ---                   -----
              Total consolidated income before
                income taxes                                          $10,755                 $12,656
                                                                      -------                 -------



                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 25,
                                                                              -------------
                                                                     1999                        1998
                                                                     --------------------------------
                                                                            ($ in thousands)
          NET SALES
          ---------
          Total net sales for reportable segments                    $389,806                $377,404
          Elimination of intersegment sales                           (19,065)                (15,386)
                                                                     --------                --------
            Total consolidated net sales                             $370,741                $362,018
                                                                     --------                --------
          INCOME BEFORE INCOME TAXES
          --------------------------
          Total operating profit for reportable segments              $45,973                 $56,954
          Elimination of intersegment profits                          (3,561)                 (3,041)
          Unallocated amounts:
              Corporate administration expenses                       (10,327)                 (9,982)
              Interest expense                                         (1,634)                 (2,414)
              Other income (expense)                                   (3,285)                 (4,208)
                                                                     --------                 -------
              Total consolidated income before
                income taxes                                          $27,166                 $37,309
                                                                     --------                 -------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 25, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 25, 1998

NET SALES

        Net sales for the third quarter ended September 25, 1999 increased 0.6% to $122.1 million from $121.5 million for the quarter ended September 25, 1998. The aroma chemicals segment reported a decrease in sales of 12.1% compared with the third quarter of 1998. This decrease reflects significant reductions in selling prices due to a sharp decline in crude sulfate turpentine costs. The flavor and fragrance segment recorded an increase in third quarter sales of 4.0% over the third quarter of 1998. The Asia Pacific region, International region and the Americas region sales increased 11.3%, 5.8% and 2.3%, respectively, from the third quarter of 1998. The European region sales were basically level with the third quarter of 1998. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the third quarter 1998 to the third quarter 1999, the increase in total net sales would have been approximately 5%.

COST OF GOODS SOLD

        Cost of goods sold in the third quarter of 1999 increased to $79.7 million from $77.0 million in the third quarter of 1998 due primarily to increased sales, changes in product mix and aroma chemical inventory lower of cost or market adjustments. Cost of goods sold as a percentage of net sales increased to 65.2% from 63.3%.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses in the third quarter of 1999 increased to $23.8 million from $22.5 million in the third quarter of 1998. Selling and administrative expenses as a percentage of net sales increased to 19.4% from 18.5% reflecting additional resources directed to sales and marketing in the flavor and fragrance segment.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses in the third quarter of 1999 increased to $6.6 million from $6.3 million in the third quarter of 1998. Research and development expenses as a percentage of net sales increased slightly to 5.4% from 5.2%.

INCOME FROM OPERATIONS

        Income from operations in the third quarter of 1999 decreased 22.9% to $12.1 million from $15.7 million in the third quarter of 1998. Operating margins declined to 9.9% from 13.0% in the third quarter of 1998 reflecting unfavorable product mix in both business segments and price reductions on aroma chemicals which averaged 11% across all products.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $12.8 million compared to $13.9 million in the third quarter of 1998. An increase in operating income was reported in the Asia Pacific and International regions offset by decreases in the European and Americas regions. The Company's aroma chemical segment recorded third quarter operating income (exclusive of corporate items) of $2.9 million in 1999 compared to $6.0 million in the third quarter of 1998. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 3%.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the third quarter of 1999 was $800,000 expense compared to $2.3 million expense in the third quarter of 1998 primarily due to lower foreign exchange losses compared with the prior year. The sudden devaluation of the Russian Ruble in the third quarter of 1998 resulted in the Company registering a foreign exchange loss of approximately $1.6 million last year.

INTEREST EXPENSE

        Interest expense, net for the third quarter of 1999 decreased to $500,000 from $800,000 in the third quarter of 1998 primarily due to lower average borrowings.

INCOME TAXES

        Income tax expense in the third quarter of 1999 decreased to $4.0 million from $4.6 million in the third quarter of 1998 as a result of lower pre-tax income. The Company's effective tax rate in the third quarter of 1999 increased to 37.0% from 36.0% for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1998

NET SALES

        Net sales for the nine months ended September 25, 1999 increased 2.4% to $370.7 million from $362.0 million in the comparable prior year period. Net sales of aroma chemicals decreased 7.4% to $68.1 million from $73.5 million primarily due to significant reductions in selling prices due to a sharp decline in crude sulfate turpentine costs. Net sales of the flavor and fragrance segment increased to $302.7 million from $288.5 million. The Asia Pacific region and the Americas region sales increased 12.6% and 7.6%, respectively from the nine months ended September 25, 1998 partially offset by a 1.7% decrease in the European region. Net sales were adversely affected by the movement in foreign currency exchange rates. If exchange rates had remained unchanged from the first nine months of 1998 to the first nine months of 1999, the increase in total net sales would have been approximately 7%.

COST OF GOODS SOLD

        Cost of goods sold for the nine months ended September 25, 1999 increased to $247.6 million from $229.7 million in the comparable prior year period due primarily to increased sales, changes in product mix and aroma chemical inventory lower of cost or market adjustments. Cost of goods sold as a percentage of net sales increased to 66.8% from 63.5%.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the nine months ended September 25, 1999 increased to $72.2 million from $69.4 million in the comparable prior year period. Selling and administrative expenses as a percentage of net sales increased to 19.5% from 19.2%.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $18.9 million for the nine months ended September 25, 1999 and for the nine months ended September 25, 1998. Research and development expenses as a percentage of net sales decreased slightly to 5.1% from 5.2%.

INCOME FROM OPERATIONS

        Income from operations for the nine months ended September 25, 1999 decreased 27.0% to $32.1 million from $43.9 million in the comparable prior year period. Operating margins declined to 8.7% from 12.1% in the prior year reflecting unfavorable product mix in both business segments and price reductions on aroma chemicals which averaged 11% across all products.

        Income from operations, exclusive of corporate items, for the flavor and fragrance segment decreased 7.6% to $37.0 million from $40.0 million in the prior year first nine months. The decrease in operating income is primarily attributable to the weak results in the European region. The Company's aroma chemical segment recorded nine months operating income (exclusive of corporate items) of $9.0 million in 1999, compared to $16.9 million in the comparable prior year period. Adverse foreign currency exchange rate movements accounted for a decrease in operating income of approximately 4%.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense for the nine months ended September 25, 1999 was $3.3 million expense compared to $4.2 million expense for the nine months ended September 25, 1998 primarily due to lower foreign exchange losses compared to the prior year. The sudden devaluation of the Russian Ruble last year resulted in the Company registering a foreign exchange loss of approximately $1.6 million in the third quarter of 1998.

INTEREST EXPENSE

        Interest expense, net for the nine months ended September 25, 1999 decreased to $1.6 million from $2.4 million in the comparable prior year period primarily due to lower average borrowings.

INCOME TAXES

        Income tax expense for the nine months ended September 25, 1999 decreased to $10.1 million from $12.8 million in the comparable prior year period primarily as a result of lower pre-tax income. The Company's effective tax rate increased to 37.3% from 34.4% in the comparable prior year period. The first nine months of 1998 reflects a deferred tax benefit due to a reduction in the UK statutory income tax rate which lowered the effective tax rate to 34.4%.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operations for the nine months ended September 25, 1999 were $21.9 million compared to $21.8 million for the nine months ended September 25, 1998. Lower net income cash flow in 1999 is offset by favorable changes in operational assets and liabilities, primarily receivables and inventories.

        At September 25, 1999, working capital of the Company was $122.9 million, a $1.7 million decrease from $124.6 million at December 25, 1998. The change in working capital reflects a decrease in total current assets and a slightly lower decrease in total current liabilities, primarily reflecting the utilization of cash to pay down notes payables.

        As of September 25, 1999, the Company had cash and cash equivalents of $3.6 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

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

CURRENT STATUS

INTERNAL PROCESSES:   Our plan addressed identifying and correcting potential
problems in the four areas previously identified: Major System, Process and Facilities Systems, Data Communications and Corporate Servers, and Personal Computers. The plan has been completed in all substantive respects.

THIRD PARTY RELATIONSHIPS: We have contacted critical suppliers. Supplier assessments are an on-going process to the extent that most suppliers have stated their intention to be ready in or before the third quarter of 1999. We are continuing our communications with those critical suppliers and will be activating any contingency plans for those who in our assessment may not be ready.

DEFERRAL OF INFORMATION TECHNOLOGY PROJECTS

The Company's work on its Year 2000 project has not substantially impacted its information technology plans. This is due primarily to decisions made in 1996 to move the Company to a set of standardized core business systems products. This plan (for which implementation is in-progress) compliments the Year 2000 project goals.

RISKS AND CONTINGENCY PLANS

Based upon the assessment efforts to date, the Company does not currently believe that the Year 2000 issue will have a material adverse impact on its financial condition or its results of operations. Contingency plans have been developed covering potential major issues including problems with critical suppliers. These plans will continue to be updated based on responses from critical suppliers concerning their ability to meet their Year 2000 target dates. A team of personnel will be available to handle unforeseen issues that may occur as we enter the new year.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Year 2000 problem is unique and the Company's beliefs and expectations are based on certain assumptions and assessments that ultimately may prove to be inaccurate. Possible risks include, but are not limited to: loss of communications between our world-wide locations, loss of power to operate our facilities and support the necessary infrastructure required for normal business functions, failure of banking operations in the countries in which we operate, failure of suppliers to be Y2K ready and the failure of external transportation and shipping functions required to support our operations. The Company is continuing to review these and other potential risks.

COSTS

The Company currently estimates the costs to modify or replace systems and equipment that require remedial action to be approximately $3.3 million, all of which is expected to be funded by operations. All modification costs will be expensed as incurred. To date the total Year 2000 costs incurred approximates $2.9 million, of which $2.5 million relates to capital equipment. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. This estimate does take into consideration the acceleration of projects for new equipment and systems over the normal scheduled plans for such work. The Company has addressed Year 2000 issues using primarily in-house personnel supplemented with a small amount of contract programming and consulting. The above costs do not include internal personnel costs.


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

        The Company's annual meeting of its stockholders was held on September 8, 1999.

        At the annual meeting the Company's stockholders voted on two proposals:
        (1) the election of seven nominees to serve as directors until the next annual meeting of stockholders; and

        (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the year 1999.

        The voting of the Company's stockholders as to these matters was as follows:


        1.     ELECTION OF DIRECTORS

               NOMINEES                     VOTES FOR            VOTES WITHHELD
               --------                     ---------            --------------
               Peter L. Acton               18,734,618               5,719
               Julian W. Boyden             18,734,418               5,919
               C. Cato Ealy                 18,732,418               7,919
               L. Robert Pfund              18,733,518               6,819
               James M. Reed                18,731,718               8,619
               C. Wesley Smith              18,732,218               8,119
               William H. Trice             18,733,618               6,719

        2.     RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

               VOTES FOR            VOTES AGAINST                ABSTENTIONS
               ---------            -------------                -----------
               18,736,587               2,213                       1,537

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)      EXHIBITS


                  No.        Description
                  ---        -----------
                  27         Financial Data Schedule

     b)      REPORTS ON FORM 8-K

             No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BUSH BOAKE ALLEN INC.



Date:   November 5, 1999                   By:  /s/ Fred W. Brown
      ------------------                      --------------------------------
                                                Fred W. Brown, Jr.
                                                Vice President Finance and
                                                Chief Financial Officer



Date:   November 5, 1999                   By:  /s/ Dennis M. Meany
      ------------------                      --------------------------------
                                                Dennis M. Meany
                                                Vice President, General Counsel
                                                and Secretary