Form 10-K405
period 1999-12-25
BUSH BOAKE ALLEN INC
filed 2000-03-20
CIK 919998

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            ------------------------
                                    FORM 10-K
                       -----------------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended          December 25, 1999
                                   --------------------------------------------
                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                   to
                                       ------------------    --------------
                         Commission File Number 1-13030
                                 ---------------
                              BUSH BOAKE ALLEN INC.
             (Exact name of registrant as specified in its charter)


                  VIRGINIA                                13-2560391
   (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)
   7 MERCEDES DRIVE, MONTVALE, NEW JERSEY                   07645
   (Address of Principal Executive Offices)               (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201-391-9870
                                ---------------
           Securities registered pursuant to Section 12(b) of the Act:


                                               Name of Each Exchange on
          Title of Each Class                    Which Registered
         --------------------                 ----------------------
       COMMON STOCK, $1 PAR VALUE             NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On March 1, 2000, 19,310,034 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 1, 2000, the closing price per share for the Common Stock listed on the New York Stock Exchange was $28.3125 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $174,264,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 25, 1999 (the "Bush Boake Allen 1999 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

         Portions of Registrant's Proxy Statement dated March 22, 2000 (the "Bush Boake Allen 2000 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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

        Union Camp Corporation ("Union Camp"), which manufactured paper, paperboard, packaging, wood and chemical products, acquired BBA in 1982 from Albright & Wilson which was then a wholly-owned subsidiary of Tenneco, Inc. In June 1994, the Company completed an initial public offering of 6,065,000 shares of its Common Stock, $1 par value (the "Common Stock") which resulted in 31.6% of its outstanding Common Stock being publicly held, with the remaining 68.4% held by Union Camp. Prior to the initial public offering, the Company was reincorporated from New York to Virginia. On April 30, 1999, through the merger of Union Camp with and into the International Paper Company ("International Paper"), which manufactures paper, paperboard, packaging, and wood and chemical products, International Paper became the majority stockholder of the Company.

        BBA's business is organized into two operating segments: (i) flavor (including compound flavors, essential oils, seasonings and spice extracts) and fragrance and (ii) aroma chemicals. In 1999, flavor and fragrance and aroma chemicals accounted for approximately 81% and 19%, respectively, of the Company's total net sales. The Company's flavor products impart a desired taste and smell to a broad range of consumer products including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The Company's fragrance products are used in a wide variety of products including soaps, detergents, air fresheners, cleaners, cosmetics and toiletries and related products. The Company's flavor and fragrance compounds are sold primarily to consumer products companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. Included within the flavor and fragrance segment is the Company's natural extracts and seasonings business which consists of essential oils and spice extracts that are sold primarily to manufacturers of food and beverage products.

         BBA is also a major producer of aroma chemicals, products which are primarily used as raw materials in fragrance compounds. Aroma chemicals are derived primarily from turpentine, a by-product of the wood pulping process, and from certain petroleum- based products. The Company sells the majority of its aroma chemicals directly to major multinational consumer products manufacturers and other fragrance and flavor compounders who use them as fragrance raw materials. The remainder are sold to agrochemical and specialty chemical manufacturers and used internally by BBA in its production of fragrance compounds. The Company's aroma chemicals are produced at highly efficient, automated facilities located in Jacksonville, Florida (terpene-based aroma chemicals) and Widnes, United Kingdom (terpene- and petrochemical-based aroma chemicals).

        The Company has operations in 38 countries in North and South America, Europe, Asia, Australia, the Middle East and Africa. BBA's flavor and fragrance business is separately managed in four geographic regions: the Americas (North and South America and Caribbean area); Europe (Western Europe), Asia Pacific (East Asia, Southeast Asia, Australia and New Zealand) and International (India, Middle East, Eastern Europe, Africa and Russia). Technical, production, sales and customer service capabilities are located in each region which enhances the Company's focus on individual market and customer preferences. The Company's aroma chemicals business is managed globally from Jacksonville. The Company's New Jersey Headquarters and London office provide administrative and technical support worldwide.

        Revenue, operating profits and other financial data for the principal business segments and for regional operations for the years ended December 25, 1999, 1998 and 1997 appear in Note 11 of Notes to Consolidated Financial Statements on pages 32 to 33 of the Bush Boake Allen 1999 Annual Report and are incorporated by reference in this Item 1.

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

    Flavor Products

        The Company produces flavor compounds, which are primarily sold to the food, beverage and pharmaceutical industries. They include (i) natural and synthetic flavoring substances, (ii) process flavors, (iii) enzyme modified dairy products and (iv) carriers. Flavors may be either sweet or savory. Sweet flavors include the full range of fruit flavors as well as other flavors such as vanilla, coffee, chocolate and cola. The Company's sweet flavors are used in consumer products, including beverages, candies, baked goods, desserts and dairy applications. Savory flavors include meat, cheese and fish flavors. The Company's savory flavors are used in snack products, soups, prepared meals and other processed foods. In addition to sweet and savory flavors, the Company produces flavors for specific applications, principally in the tea, oral hygiene and pharmaceutical industries. In 1997, 1998 and 1999, sales of flavor compounds accounted for approximately 36%, 35% and 35%, respectively, of the Company's total net sales.

        The Company produces natural products which are sold primarily to the food industry and consist of essential oils, natural extracts, spices, herbs and seasonings. Essential oils are mixtures of natural aroma chemicals typically obtained by steam distillation or expression from plants, fruits, seeds, barks, leaves and berries. Essential oils and natural extracts are used as flavoring items in their own right and also as raw materials for compounding flavors, as well as fragrances. In addition to selling such products to customers, the Company uses them to produce its own flavor and fragrance compounds. Spices and herbs are plant products which, due to their high content of essential oils, are highly aromatic. Seasonings are a blend of spices, herbs, flavors, essential oils and a carrier such as salt or flour. In each of 1997, 1998 and 1999, sales of natural products accounted for approximately 21%, 22% and 23%, respectively, of the Company's total net sales.

    Fragrance Products

        The Company produces a broad range of fragrance compounds which are sold primarily to manufacturers of cosmetics and toiletries, household cleaners, soaps and detergents and personal care products. The Company has also been successful in promoting the use of deodorants in a variety of applications such as masking diesel automotive fuel odor. In addition, the Company has devoted substantial research and development activity toward developing malodor counteractive fragrances for use in laundry and air freshener applications. The Company is also promoting a line of fragrance compounds based on extensive analysis of scents from living plants and flowers. These fragrances are being marketed by the Company under the GENERESSENCE(R) trade name. In 1997, 1998 and 1999, sales of fragrances (excluding the resale of aroma chemicals purchased from BBA's Aroma Chemical Division) accounted for approximately 18%, 19% and 20%, respectively, of the Company's total net sales.

    Aroma Chemicals

        The Company produces aroma chemicals for use in its own flavor and fragrance compounds as well as for sale directly to other flavor and fragrance and consumer product manufacturers, which, in turn, use them as raw materials in their own formulations and products. The Company obtains approximately 22% of its crude turpentine needs from International Paper operations and also uses procurement services provided by Arizona Chemical, a wholly-owned subsidiary of International Paper for other external purchases of turpentine, in each case at approximately fair market value. The Company is a major supplier of terpene-based aroma chemicals throughout the world. The Company's aroma chemical products include geraniol, citral, citronellol, linalol, terpineol, ionones, BOISVELONE(TM), ANANDOL(TM) and ABBALIDE(TM). The Company also manufactures LILESTRALIS(TM), a well-known petrochemical-based product with lily-type floral aroma. A different grade of LILESTRALIS is sold by the Company to agrochemical manufacturers for use as an intermediate in certain fungicides. In each of 1997, 1998 and 1999, sales of aroma chemicals (including the resale of aroma chemicals by BBA's Fragrance business) accounted for approximately 25%, 24% and 22%, respectively, of the Company's total net sales.

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

        The Company's aroma chemical products are sold primarily to major manufacturers of household products, including soaps and detergents, fabric conditioners, cosmetics and toiletries for incorporation in fragrances compounded by these customers and other fragrance and flavor compounders. During 1999, the Company's ten largest external aroma chemical customers accounted for approximately 52% of the Company's total aroma chemicals sales. Product quality, product consistency, timely delivery and overall service are important factors in successfully maintaining aroma chemical accounts.

        During 1999, the Company's ten largest customers accounted for an aggregate of approximately 24% of its total net sales, its three largest customers and their affiliates accounted for approximately 6%, 4% and 2% respectively, of its total net sales, and no other single customer accounted for more than approximately 2% of total net sales.

RESEARCH AND DEVELOPMENT

        The work of the Company's perfumers and flavorists is conducted in the Company's three major regional creative and technical centers located in Montvale, New Jersey (for the Americas region), London (for the Europe and International regions), and Singapore (for the Asia Pacific region). Ideas and products generated in these creative and technical centers are made available to the Company's regional centers for further development. In addition, the Company maintains 42 laboratories located throughout the world which support technical and development efforts in local markets. The Company's flavor and fragrance research is conducted at its facility in London and at Montvale. The Company also has extensive analytical capabilities at its London and Montvale facilities which aid in the isolation and identification of flavor and fragrance ingredients.

        Research and development for the Company's aroma chemicals business is conducted principally in advanced technical centers in Widnes, United Kingdom and Jacksonville, Florida.

        The Company spent a total of approximately $25.4 million, $25.2 million and $23.6 million in 1999, 1998 and 1997, respectively, on research and development activities. The Company expects these expenditures in 2000 to be approximately $27.1 million.

MANUFACTURING AND DISTRIBUTION

        The major manufacturing and compounding facilities of the Company are located in Argentina, Australia, Canada, China, India, Mexico, New Zealand, Philippines, Singapore, South Africa, Sweden, Thailand, Turkey, the United Kingdom and the United States.

        BBA's aroma chemicals manufacturing facility in the United Kingdom is located in Widnes. Operations began at Widnes in 1958 and, following expansion over the years, the facility now includes highly automated, versatile and sophisticated processing equipment. During 1998 and 1999, an annual amount of approximately 6,300 and 6,900 tons, respectively, of terpene- and petroleum-based aroma chemicals were produced at Widnes and sold to customers including the manufacturers of soaps, detergents, cleaners, and other fragrance products.

        In the U. S., the Jacksonville facility processes between 9 and 10 million gallons per year of turpentine through high-efficiency distillation columns. Beta pinene, one of the distillation products, is further processed to produce a broad range of aroma chemicals including geraniol, citral, citronellol, and ionones. The Jacksonville facility also supplies intermediates to Widnes for further processing.

        BBA's flavor and fragrance compounding facilities, as well as those of the other major producers, are primarily batch weighing and blending and liquid packaging facilities that are operated manually. Given the complexity of most flavor and fragrance compounds, small quantities of the various components are dispensed, weighed and added to a mixing unit by hand. BBA has begun to automate its compounding processes, starting with its raw material delivery system. Automated carousels which deliver numerous small-scale ingredients to the compounder have been installed at the London and Norwood, New Jersey fragrance compounding facilities. Automated liquid flavor compounding systems have been installed in London and Chicago.

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

        The Company's products are primarily distributed through its own sales force, operating from 5 sales offices in the United States and 50 sales offices in 37 other countries. In addition, the Company currently markets its products through sales agencies in countries in which it does not have a direct sales force. Most of the Company's 55 sales facilities around the world stock inventory of the Company's products.

RAW MATERIAL PURCHASES; SUPPLIERS

         The Company purchases thousands of different raw materials from many sources throughout the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals. The Company's principal raw material purchases consist of organic chemicals, primarily turpentine. No single supplier accounted for more than 5% and 4%, respectively, of the Company's raw material requirements in 1998 and 1999. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

COMPETITION

        The Company has more than 300 competitors worldwide, approximately 10 of which the Company believes have significant international operations. The Company's competitive position and its principal methods of competition are based primarily on the creative skills of its perfumers and flavorists, technological advances resulting from its research and development and customer service and support provided by its marketing and application groups, as well as product quality and, to a lesser extent, price. The Company believes it is one of the ten largest manufacturers of flavors and fragrances and aroma chemicals, as measured by revenues, in the world. In particular countries and localities, the Company competes with numerous companies specializing in certain product lines, some of which are larger than the Company and some stronger in a particular product line or lines. Most of the Company's customers do not buy all of their flavor and/or fragrance products from a single supplier, and some customers make their own flavor or fragrance compounds with ingredients supplied by the Company or others.

EMPLOYEES

        As of December 25, 1999, the Company had 1,978 full-time equivalent employees.

GOVERNMENTAL REGULATION

        Manufacture and sale of the Company's products are subject to regulation in the United States by federal regulatory agencies, including the Food and Drug Administration, the Alcohol, Tobacco and Firearms Bureau of the Treasury Department, the

Environmental Protection Agency, the Occupational Safety and Health Administration, and by various state and local authorities. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing governmental requirements of such bodies has not materially affected the Company's operations, earnings or competitive position. The Company is subject to various United States federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, or otherwise relating to the protection of the environment. In addition, a number of local communities and countries other than the United States have enacted, or have under consideration, laws and regulations relating to the use and disposal of materials relating to the production of flavors and fragrances. The Company's capital expenditures relating to environmental projects totaled $2.4 million in 1999. The Company estimates capital expenditures relating to environmental projects will be approximately $3 million in 2000.

FORWARD-LOOKING STATEMENTS

    Statements in this Annual Report on Form 10-K (including information from the Bush Boake Allen 1999 Annual Report incorporated herein by reference) which are not historical are forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially. Such risks and uncertainties with respect to the Company's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing, availability of materials which are purchased and products which are sold, the effect of the transition to the Euro and political and economic uncertainties, currency fluctuations, devaluations and/or revaluations in the many countries in which the Company operates. The Company assumes no duty to update any such forward-looking information.

ITEM 2.  PROPERTIES

        The following table sets forth the locations of the Company's principal properties, all of which are owned, unless otherwise indicated:

        LOCATION                                    NATURE OF PROPERTY
        --------                                    ------------------
Atlacomulco, Mexico                        Manufacturing (Flavors and seasonings)
Auckland, New Zealand                      Manufacturing (Flavors and seasonings)
Bangkok, Thailand(1)                       Manufacturing (Seasonings)
Buenos Aires, Argentina                    Manufacturing (Flavors and fragrances)
Carrollton, Texas(1)                       Manufacturing (Seasonings)
Chicago, Illinois                          Manufacturing (Flavors)
Guangzhou, Peoples Republic of China       Manufacturing (Flavors and fragrances)
Istanbul, Turkey                           Manufacturing (Flavors and seasonings)
Jacksonville, Florida                      Manufacturing (Terpene derivatives and aroma chemicals)
Johannesburg, South Africa                 Manufacturing (Flavors, fragrances and seasonings)
Jurong, Singapore(2)                       Manufacturing (Flavors and fragrances)
Knislinge, Sweden                          Manufacturing (Seasonings)
London, United Kingdom                     Regional headquarters, manufacturing (Flavors and
                                             fragrances)
Long Melford, United Kingdom               Manufacturing (Spices, essential oils and seasonings)
Madras, India(3)                           Manufacturing (Flavors and fragrances)
Manila, Philippines(1)                     Manufacturing (Flavors, fragrances and seasonings)
Melbourne, Australia                       Manufacturing (Flavors, fragrances and seasonings)
Montreal, Canada                           Manufacturing (Flavors, spices, essential oils and
                                             seasonings)
Montvale, New Jersey(1)                    Corporate administrative headquarters and technical center
Norwood, New Jersey(1)                     Manufacturing (Fragrances)
Sydney, Australia(1)                       Manufacturing (Flavors)
Widnes, United Kingdom                     Manufacturing (Aroma chemicals)
Witham, United Kingdom                     Manufacturing (Flavors)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF BUSH BOAKE ALLEN INC.

        Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 2000.

               NAME                AGE                    POSITION
               ----                ---                    --------
    Julian W. Boyden................55         Chairman of the Board, President
                                                and Chief Executive Officer
    Fred W. Brown...................53         Vice President, Finance and Chief Financial Officer
    Chia Siang Ee...................51         Vice President, Asia Pacific Region
    James H. Dunsdon................53         Executive Vice President, Americas Region
    Bruce J. Edwards................53         Vice President, International Region
    Ronald A. Landis................52         Vice President, Human Resources & Safety
    P. C. Mathew....................49         Vice President, Aroma and Terpene Chemicals
    Kenneth M. McHugh...............48         Vice President and Controller
    Dennis M. Meany.................52         Vice President, General Counsel and Secretary
    Peter A. Thorburn...............57         Vice President, Global Chemical Sales and Marketing
    Charles D. Weller...............52         Vice President and Treasurer
    John R. Wright..................53         Vice President, Commerce and Technology

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

        James H. Dunsdon has been Executive Vice President, Americas Region of the Company since May 1999. Prior to that he was Executive Vice President since August 1996 and before that was Vice President, Europe Region since July 1990. Mr. Dunsdon has been associated with the Company since 1969.

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

        Kenneth M. McHugh was named Vice President and Controller of the Company in September 1999. Before that he was Controller of the Company since February 1994. From August 1986 to January 1994 he was Regional Controller for BBA's Americas Region. Mr. McHugh has been associated with the Company or Union Camp since 1976.

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

        Charles D. Weller was named Vice President and Treasurer of the Company in September 1999. Before that he was Treasurer of the Company since October 1994. From 1988 to 1994 Mr. Weller was Assistant Treasurer of Duracell International.

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

                                     1998                            1999
                      -----------------------------       -----------------------------
                            High             Low              High            Low
                            ----             ---              ----            ---
  1st Quarter               $33.875       $25.4375           $35.3125       $25.9375
  2nd Quarter                33.00         28.00              30.375         24.3125
  3rd Quarter                33.6875       26.25              29.3125        22.125
  4th Quarter                34.125        25.00              26.5625        22.50


The approximate number of stockholders of record at December 25, 1999 was 211.

         Since its initial public offering, the Company has not declared any dividends on its Common Stock. The Company currently intends to retain all future earnings to finance the operations and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

         Information in response to the disclosure requirements specified by this Item 6 appears on page 35 of the Bush Boake Allen 1999 Annual Report and is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 to 20 of the Bush Boake Allen 1999 Annual Report and is incorporated by reference in this
Item 7.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to the disclosure requirements specified by this Item 7a appears on pages 18 and 19 of the Bush Boake Allen 1999 Annual Report and is incorporated by reference in this Item 7a.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information in response to the disclosure requirements specified by this Item 8 appears on pages 21 to 33 of the Bush Boake Allen 1999 Annual Report and is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in response to the disclosure requirements specified by this
Item 10, with respect to (i) the directors of Bush Boake Allen Inc., appears under the caption "Proposal 1 - Election of Directors" on pages 1 and 2 of the Bush Boake Allen 2000 Proxy Statement and (ii) the executive officers of Bush Boake Allen Inc., appear under the caption "Executive Officers of Bush Boake Allen Inc." in Part I of this Form 10-K. Such information is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

        Information in response to the disclosure requirements specified by this
Item 11 appears under the captions "Board of Directors and Committees", "Executive Compensation", and "Retirement Plans" on pages 2 and 3, 4 and 5, and 9 to 12 respectively, of the Bush Boake Allen 2000 Proxy Statement. Such information is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in response to the disclosure requirements specified by this
Item 12 appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management as of December 25, 1999" on pages 3 and 4 of the Bush Boake Allen 2000 Proxy Statement and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to the disclosure requirements specified by this
Item 13 appears under the caption "Certain Relationships and Related Party Transactions" on pages 12 and 13 of the Bush Boake Allen 2000 Proxy Statement and is incorporated by reference in this Item 13.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)      Index to financial statements

                      The following financial statements are included at the
               indicated pages in the Bush Boake Allen 1999 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                                Page
                                                                                ----
         Consolidated Statements of Income and
            Comprehensive Income for each of the three years ended
            December 25, 1999...........................................          21

         Consolidated Balance Sheets - December 25, 1999
            and 1998....................................................          22

         Consolidated Statements of Cash Flows for each of the three
            years ended December 25, 1999...............................          23

         Notes to Consolidated Financial Statements.....................          24-33

         Report of Independent Accountants..............................          34

         (2) All exhibits, including those incorporated by reference.


NO.                          DESCRIPTION
---                          -----------
3.1                          Articles of Incorporation of the Company (filed as
                             Exhibit 3.1 on Bush Boake Allen Inc.'s Form S-1
                             which became effective on May 12, 1994 and
                             incorporated herein by reference).

3.2                          Bylaws of the Company, (filed as Exhibit 3.2 on
                             Bush Boake Allen Inc.'s Form 10-K for the year ended December 25, 1998 and incorporated herein by reference).


4.1                          Specimen  Common Stock  Certificate  of the Company
                             (filed as Exhibit 4.1 on Bush Boake  Allen  Inc.'s
                             Form S-1 which became effective on May 12, 1994 and incorporated herein by reference).(1)

10.1                         Services Agreement, dated May 19, 1994, between
                             Union Camp Corporation and the Company (filed as
                             Exhibit 10.1 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference). (1)

10.2                         Technology Cross-License Agreement, dated May 19,
                             1994, between Union Camp Corporation and the
                             Company (filed as Exhibit 10.2 on Bush Boake Allen
                             Inc.'s Form S-1 which became effective on May 12,
                             1994 and incorporated herein by reference). (1)

10.3                         Separation Agreement, dated May 19, 1994, between
                             Union Camp Corporation and the Company (filed as
                             Exhibit 10.3 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference). (1)

10.4                         Assumption of Liabilities and Cross-Indemnification
                             Agreement, dated May 19, 1994, between Union Camp
                             Corporation and the Company (filed as Exhibit 10.4 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference). (1)

10.5 Registration Rights Agreement, dated May 19, 1994, between Union Camp Corporation and the Company
                             (filed as Exhibit 10.5 on Bush Boake Allen Inc.'s
                             Form S-1 which became effective on May 12, 1994 and incorporated herein by reference). (1)

10.6                         Supply Agreement, dated May 19, 1994, between Union
                             Camp Corporation and the Company (filed as Exhibit
                             10.6 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference). (1)

10.7 Tax Allocation Agreement, dated April 6, 1994, between Union Camp Corporation and the Company
                             (filed as Exhibit



                             10.7 on Bush Boake Allen Inc.'s Form S-1 which became effective on May 12, 1994 and incorporated herein by reference). (1)

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

10.12*                       Bush Boake Allen Inc. Relocation Retirement Income
                             Plan for Executives (filed as Exhibit 10.12 on Bush
                             Boake Allen Inc.'s Form 10-K for the year ended
                             December 25, 1998 and incorporated herein by reference).

11.1                         Statement re: computation of per share net income.

13.1 1999 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form
                             10-K.

21.1                         Subsidiaries of the registrant.

23.1                         Consent of PricewaterhouseCoopers LLP.

27                           Financial Data Schedule

-----------
                                      -16-

(1) International Paper Company succeeded to the rights and obligations of Union Camp Corporation under such agreement.

* Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

        (b) Reports on Form 8-K.

        No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 25, 1999.

                                   SIGNATURES

               PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MONTVALE, NEW JERSEY, ON THE 17TH DAY OF MARCH, 2000.

                                    BUSH BOAKE ALLEN INC.

                                    By  /s/ Julian W. Boyden
                                        -------------------------
                                        JULIAN W. BOYDEN
                                        Chairman of the Board, President
                                        and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 17, 2000.

         Signatures                         Title
         ----------                         -----
  /s/ Julian W. Boyden                    Chairman of the Board, President and Chief
-----------------------------             Executive Officer (Principal Executive
      Julian W. Boyden                    Officer)

  /s/ Fred W. Brown, Jr.                  Vice President, Finance
-----------------------------             (Principal Financial Officer)
      Fred W. Brown, Jr.

 /s/ Kenneth M. McHugh                    Vice President and Controller
-----------------------------             (Principal Accounting Officer)
     Kenneth M. McHugh

   /s/ Peter L. Acton                     Director
-----------------------------
       Peter L. Acton

   /s/ C. Cato Ealy                       Director
-----------------------------
       C. Cato Ealy

  /s/ L. Robert Pfund                     Director
-----------------------------
      L. Robert Pfund

    /s/ James M. Reed                     Director, Vice Chairman of the Board
-----------------------------
        James M. Reed

   /s/ C. Wesley Smith                    Director
-----------------------------
       C. Wesley Smith

    /s/ William H. Trice                  Director
-----------------------------
      William H. Trice

                                  EXHIBIT INDEX

NO.                          DESCRIPTION
---                          -----------
  3.1                        Articles of Incorporation of the Company (filed as
                             Exhibit 3.1 on Bush Boake Allen Inc.'s Form S-1
                             which became effective on May 12, 1994 and
                             incorporated herein by reference).

  3.2                        Bylaws of the Company, (filed as Exhibit 3.2 on
                             Bush Boake Allen Inc.'s Form 10-K for the year ended December 25, 1998 and incorporated herein by reference).

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

 10.9*                       Directors' Stock Option Plan (filed as Exhibit B to
                             Bush Boake Allen Inc.'s 1998 Proxy Statement and incorporated herein by reference.

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

 10.12*                      Bush Boake Allen Inc. Relocation Retirement Income
                             Plan for Executives (filed as Exhibit 10.12 on Bush
                             Boake Allen Inc.'s Form 10-K for the year ended
                             December 25, 1998 and incorporated herein by reference).

 11.1                        Statement re: computation of per share net income.

 13.1 1999 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

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

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'