Form 10-Q
period 2000-03-25
BUSH BOAKE ALLEN INC
filed 2000-05-08
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2000


[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to______________________________

                         Commission file number 1-13030

                              Bush Boake Allen Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Virginia                                            13-2560391
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation of Organization)                           Identification No.)

7 Mercedes Drive, Montvale, New Jersey                          07645
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                      (201) 391-9870
-------------------------------------------------------------------------------
                  (Registrant's Telephone Number, Including Area Code)

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

19,314,134 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on March 25, 2000.

                              BUSH BOAKE ALLEN INC.


                                      INDEX

                                                                                        PAGE
                                                                                        -----
PART I.      FINANCIAL INFORMATION*

             Item 1.           Financial Statements                                  2

             Item 2.           Management's Discussion and
                               Analysis of Financial Condition
                               and Results of Operations                             9

             Item 3.           Quantitative and Qualitative Disclosures
                               about Market Risk                                    11


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                    12

Item 6.      Exhibits and Reports on Form 8-K                                       13


                  -------------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 25, 1999 which has previously been filed with the Securities and Exchange Commission.

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)
                                   (unaudited)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 25,
                                                                               ---------
                                                                          2000          1999
                                                                          ----          ----
                                                                                      (restated)
Net Sales                                                               $117,341      $121,370
Costs and other charges:
         Cost of goods sold                                               74,905        82,660
         Selling and administrative expenses                              24,430        23,585
         Research and development expenses                                 7,105         6,194
                                                                        --------      --------
Income from operations                                                    10,901         8,931
                                                                        --------      --------
Interest expense                                                             536           550
Other (income) expense, net                                                  653         1,627
                                                                        --------      --------
Income before income taxes                                                 9,712         6,754
                                                                        --------      --------
Income taxes                                                               3,691         2,419
                                                                        --------      --------
Net Income                                                              $  6,021      $  4,335
                                                                        ========      ========


Net income per share:
                       - Basic                                             $0.31         $0.22
                                                                           =====         =====
                       - Diluted                                           $0.31         $0.22
                                                                           =====         =====
Weighted average number of shares outstanding:
                       - Basic                                        19,306,998    19,290,368
                                                                      ==========    ==========
                       - Diluted                                      19,392,488    19,408,090
                                                                      ==========    ==========



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                      MARCH 25,      DECEMBER 25,
                                                        2000            1999
                                                        ----            ----
                                                     (unaudited)     (restated)
ASSETS
Cash and cash equivalents                             $ 13,427       $  9,338
Receivables, net                                        92,344         93,370
Inventories                                            108,052        100,374
Other                                                    9,112         11,255
                                                      --------       --------
      Total current assets                             222,935        214,337
Property, plant and equipment, net                     191,734        194,999
Other assets                                            57,167         54,684
                                                      --------       --------
      Total Assets                                    $471,836       $464,020
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                    $8,143         $9,551
Accounts payable                                        43,234         37,689
Accrued liabilities                                     30,390         31,248
Income and other taxes                                   3,132          3,954
                                                      --------       --------
      Total current liabilities                         84,899         82,442
Long-term debt                                           9,269          8,003
Deferred income taxes                                   23,705         24,794
Other long-term liabilities                             10,809         10,212
Stockholders' equity:
     Common stock - (Shares outstanding:
        2000: 19,314,134 and 1999: 19,299,534)          19,314         19,300
     Additional paid-in capital                        168,931        168,680
     Retained earnings                                 175,610        169,589
     Accumulated other comprehensive income            (20,701)       (19,000)
                                                      --------       --------
        Total stockholders' equity                     343,154        338,569
                                                      --------       --------
   Total Liabilities and Stockholders' Equity         $471,836       $464,020
                                                     =========       ========



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 25,
                                                                               ---------
                                                                          2000          1999
                                                                          ----          ----
                                                                                      (restated)
Cash provided by (used for) operations:
        Net income                                                        $6,021         $4,335
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                               5,149          4,947
               Deferred income taxes                                         245             82
               Other                                                         561            282
        Changes in operational assets and liabilities:
               Receivables, net                                             (341)        (5,919)
               Inventories                                                (8,976)         1,203
               Other assets                                                 (959)          (280)
               Accounts payable, taxes and other liabilities               6,013           (930)
                                                                          ------         ------
                   Cash provided by operations                             7,713          3,720
                                                                          ------         ------
Cash provided by (used for) investment activities:
        Capital expenditures                                              (3,769)        (6,694)
        Other                                                                 32            223
                                                                         -------         ------
                   Cash used for investment activities                    (3,737)        (6,471)
                                                                         -------         ------
Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                          234            147
        Change in notes payable, net                                      (1,090)           882
        Proceeds from issuance of long-term debt                           2,953              -
        Repayments of long-term debt                                      (1,801)             -
                                                                         -------         ------
                   Cash provided by financing activities                     296          1,029
                                                                         -------         ------
Effect of exchange rate changes on cash                                     (183)           (61)
                                                                         -------         ------
Increase (decrease) in cash and cash equivalents                           4,089         (1,783)
Balance at beginning of period                                             9,338         11,072
                                                                         -------         ------
Balance at end of period                                                 $13,427         $9,289
                                                                        ========         ======



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 25,
                                                                               ---------
                                                                          2000          1999
                                                                          ----          ----
                                                                                      (restated)
NET INCOME                                                                $6,021         $4,335
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                               (1,701)        (6,924)
                                                                         -------        -------
Total other comprehensive income                                          (1,701)        (6,924)
                                                                         -------        -------
COMPREHENSIVE INCOME/(LOSS)                                               $4,320        ($2,589)
                                                                         =======       ========


        See accompanying notes to the Consolidated Financial Statements.

                              BUSH BOAKE ALLEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Interim Reporting

The information furnished in this report is unaudited but includes all adjustments which, in our opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature. Results for the interim periods are not necessarily indicative of results for the full period or for any other interim period.

Note 2. Change in Accounting

Effective December 26, 1999, the Company changed its method of determining the cost of its United States aroma chemicals inventory from a last-in, first-out
(LIFO) method to a first-in, first-out (FIFO) method. The change was made because the Company has begun to realize and expects to continue to experience operating efficiencies as a result of process improvements from several capital investment initiatives at its United States aroma chemicals facility. The Company believes that the FIFO method is preferable to the LIFO method as the change conforms the inventories of all operations to the same methodology, inventories are reflected in the Company's balance sheet at their most recent value, the FIFO or average cost methods are the predominant method used in the Company's industry and the FIFO method also results in a better matching of revenues and expenses.

This change in accounting method has been applied retroactively and financial information for all periods presented has been restated to apply the FIFO cost method. As a result of the change, net income was decreased by $200,000 (approximately $.01 per share basic and diluted) in the first quarter of 1999. As a result of the retroactive application of the new method, retained earnings were increased by $1.8 million and inventories were increased by $3.0 million as of December 25, 1999. The effect of the accounting change on the quarter ended March 25, 2000 was not material.

Note 3. Inventories


                                                                (Restated)
                              March 25, 2000                December 25, 1999
                              --------------                -----------------
                                              ($ in thousands)

Finished goods                  $ 37,139                           $ 36,484
Raw materials                     52,831                             49,498
Work in process                   14,959                             11,530
Supplies                           3,123                              2,862
                                --------                           --------
Total                           $108,052                           $100,374
                                ========                           =========


                                       -6-









Note 4. Stockholders' Equity (in thousands)



                                      COMMON STOCK         ADDITIONAL                      ACCUMULATED OTHER         TOTAL
                                    -----------------       PAID-IN          RETAINED        COMPREHENSIVE       STOCKHOLDERS'
                                    SHARES    AMOUNTS       CAPITAL          EARNINGS        INCOME (LOSS)          EQUITY
                                    ------    -------       -------          --------        -------------          ------

Restated
Balance December 25, 1999           19,300    $19,300      $168,680          $169,589           $(19,000)          $338,569

Net Income                                                                      6,021                                 6,021

Issuance of Stock for Options           14         14           251                                                     265

Foreign Currency Translation                                                                      (1,701)            (1,701)
                                    ------    -------      --------          --------          ---------           --------
Balance March 25, 2000              19,314    $19,314      $168,931          $175,610           $(20,701)          $343,154
                                    ======    =======      ========          ========          =========           ========




Note 5. Other Comprehensive Income

The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending March 25, 2000 and 1999, and as reported in the Consolidated Balance sheets as of March 25, 2000 and December 25, 1999. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because the earnings have been reinvested in the businesses of those companies.

Note 6. Segment Information

The following chart sets forth sales and operating profit for the principal business segments of the Company for the three months ended March 25, 2000 and 1999. There has not been a material change in total assets from the amounts disclosed in the 1999 annual report, except for the restatement due to the accounting change as described in Note 2. The basis of segmentation and the measurement of segment operating profit has been consistently applied.



                                                                 CORPORATE
                                 FLAVOR &         AROMA           ITEMS AND
                                 FRAGRANCE      CHEMICALS        UNALLOCATED    CONSOLIDATED
                                 ---------      ---------        -----------    ------------
                                                             ($ IN THOUSANDS)

MARCH 25, 2000
Net sales to customers           $97,099       $20,242             --             $117,341
Intersegment sales                 --            4,927           $(4,927)            --
                                 -------       -------           --------         ---------
Total net sales                   97,099        25,169            (4,927)          117,341
Operating profit                   9,875         5,169            (4,143)           10,901


MARCH 25, 1999  (RESTATED)
Net sales to customers           $97,752       $23,618             --             $121,370
Intersegment sales                 --            6,535           $(6,535)            --
                                 -------       -------           --------         ---------
Total net sales                   97,752        30,153            (6,535)          121,370
Operating profit                  10,776         3,264            (5,109)            8,931


Reconciliation of reportable segment sales and income before taxes:


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 25,
                                                                                 ---------
                                                                       2000              1999 (RESTATED)
                                                                       ----              ----
                                                                            ($ IN THOUSANDS)
NET SALES
Total net sales for reportable segments                              $122,268              $127,905
Elimination of intersegment sales                                      (4,927)               (6,535)
                                                                     --------              ---------
  Total consolidated net sales                                       $117,341              $121,370
                                                                     --------              --------
INCOME BEFORE INCOME TAXES
Total operating profit for reportable segments                         15,044               $14,040
Elimination of intersegment profits                                      (929)               (1,594)
Unallocated amounts:
  Corporate administration expenses                                    (3,214)               (3,515)
  Interest expense                                                       (536)                 (550)
  Other income (expense)                                                 (653)               (1,627)
                                                                     ---------             --------
  Total consolidated income before
   income taxes                                                        $9,712                $6,754
                                                                     ---------             --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for the first quarter ended March 25, 2000 decreased 3.3% to $117.3 million from $121.4 million for the quarter ended March 25, 1999. The aroma chemicals segment reported a decrease in sales of 14.3% compared with the first quarter of 1999. The decrease reflects lower sales volume and prices. Average selling prices were down approximately 15% primarily due to a sharp decline in crude sulfate turpentine costs and competitive market pressure in Europe resulting from a strong Pound Sterling versus the Euro. Sales volumes for major chemical products declined approximately 3% reflecting the loss of business in the Asian market due to lower priced Chinese material and some year-end Y2K buying. The flavor and fragrance segment recorded a slight decrease in first quarter sales of 0.7% compared with the first quarter of 1999. The European region sales decreased 11.7% from the first quarter of 1999 partially offset by increases of 8.7% in the International region, 2.5% in the Americas region and 2.1% in the Asia Pacific region. Net sales were adversely affected by the movement in foreign currency exchange rates, especially in the International and European regions. If exchange rates had remained unchanged from the first quarter 1999 to the first quarter 2000, the decrease in total net sales would have been approximately 1%.

COST OF GOODS SOLD

     Cost of goods sold in the first quarter of 2000 decreased to $74.9 million from $82.7 million in the first quarter of 1999 due primarily to lower aroma chemical materials costs and manufacturing cost efficiency gains generated from improved yield and higher throughput as both chemical plants ran near capacity with some rebuilding of key products that were diminished as a result of Y2K demands at the end of 1999. Cost of goods sold as a percentage of net sales decreased to 63.8% from 68.1%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in the first quarter of 2000 increased to $24.4 million from $23.6 million in the first quarter of 1999. Selling and administrative expenses as a percentage of net sales increased to 20.8% from 19.4% reflecting increased resources in sales and marketing aimed at enhancing growth in the flavor and fragrance segment.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses in the first quarter of 2000 increased to $7.1 million from $6.2 million in the first quarter of 1999. Research and development expenses as a percentage of net sales increased to 6.1% from 5.1% reflecting additional technical staff and a new technical and creative center that was opened late last year near Rotterdam to support future growth in European flavor business on the continent.

INCOME FROM OPERATIONS

     Income from operations in the first quarter of 2000 increased to $10.9 million from $8.9 million in the first quarter of 1999. Operating margins increased to 9.3% from 7.4% in the first quarter of 1999 due primarily to lower material costs and operating efficiencies in the aroma chemicals segment.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $9.9 million compared to $10.8 million in the first quarter of 1999. The Company's aroma chemical segment recorded first quarter operating income, exclusive of corporate items, of $5.2 million compared to $3.3 million in the first quarter of 1999.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the first quarter of 2000 was $700,000 expense compared to $1.6 million expense in the first quarter of 1999 which had higher foreign exchange losses, mainly due to devaluations in Russia and Brazil last year.

INTEREST EXPENSE

     Interest expense, net, for the first quarter of 2000 was $500,000 compared to $600,000 in the first quarter of 1999.

INCOME TAXES

     Income tax expense in the first quarter of 2000 increased to $3.7 million from $2.4 million in the first quarter of 1999 primarily as a result of higher pre-tax income. The Company's effective tax rate in the first quarter of 2000 increased to 38.0% from 35.8% for the first quarter of 1999 reflecting a change in the mix of earnings to higher taxed locations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the three months ended March 25, 2000 were $7.7 million compared to $3.7 million for the three months ended March 25, 1999. The increase is primarily due to higher net income and changes in operational assets and liabilities, mainly from accounts receivable and accounts payable offset by an increase in inventory during the first quarter of 2000.

     At March 25, 2000, working capital of the Company was $138.0 million, a $6.1 million increase from $131.9 million at December 25, 1999. The change in working capital is primarily due to the increase in inventory, mainly from the rebuilding of key aroma chemical products that were diminished as a result of Y2K demands at the end of 1999.

     As of March 25, 2000, the Company had cash and cash equivalents of $13.4 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

ACCOUNTING MATTERS

     During the first quarter of 2000, the Company changed its method of accounting for its domestic aroma chemicals inventory from a last-in, first-out
(LIFO) method to a first-in, first-out (FIFO) method. This change standardizes the method of accounting for all Company inventories. As required by generally accepted accounting principles, the Company has retroactively adjusted prior year financial statements for the change. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of this accounting change and its effect.

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

--------------------------------------------------------------------------------
Statements in this report that are not historical are forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to Bush Boake Allen's business include general economic conditions, customers changing flavor and/or fragrance formulations, pricing and availability of raw materials, the effect of the transition to the Euro and political and economic uncertainties including currency fluctuations in the many countries in which we operate.
--------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

        See the Company's most recent Annual Report filed on Form 10-K (Item
        7a). There has been no material change in this information.

                                    PART II.

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of its stockholders was held May 3, 2000.

     At the annual meeting the Company's stockholders voted on two proposals:

     (1) the election of seven nominees to serve as directors until the next annual meeting of stockholders; and

     (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the year 2000.

     The voting of the Company's stockholders as to these matters was as follows:

     1. ELECTION OF DIRECTORS

                  NOMINEES                  VOTES FOR          VOTES WITHHELD
                  --------                  ---------          --------------
                  Peter L. Acton           18,792,794             3,450
                  Julian W. Boyden         18,792,864             3,380
                  C. Cato Ealy             18,790,656             5,588
                  L. Robert Pfund          18,793,056             3,188
                  James M. Reed            18,790,994             5,250
                  C. Wesley Smith          18,792,556             3,688
                  William H. Trice         18,790,594             5,650


     2. RATIFICATION OF APPOINTMENT OF ACCOUNTANTS


                  VOTES FOR                 VOTES AGAINST       ABSTENTIONS
                  ---------                 -------------       -----------

                  18,793,232                   1,212              1,800

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

        No. Description
        --- -----------
        18  Letter re change in accounting principle
        27  Financial Data Schedules

     b) REPORTS ON FORM 8-K

        No Current Report on Form 8-K was filed by the Registrant during the first quarter of 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BUSH BOAKE ALLEN INC.



Date: May 8, 2000                           By: /s/ Fred W. Brown, Jr.
                                            ----------------------------
                                            Fred W. Brown, Jr.
                                            Vice President Finance and
                                            Chief Financial Officer



Date: May 8, 2000                           By: /s/ Dennis M. Meany
                                            ----------------------------
                                            Dennis M. Meany
                                            Vice President, General Counsel
                                            and Secretary