Form 10-Q
period 2000-06-25
BUSH BOAKE ALLEN INC
filed 2000-08-04
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  25, 2000
                               ---------------------------


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

                               YES    X               NO
                                   --------              --------

19,322,704 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on June 25, 2000.

                              BUSH BOAKE ALLEN INC.


                                      INDEX

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION*

         Item 1.           Financial Statements                           2

         Item 2.           Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                     10

         Item 3.           Quantitative and Qualitative Disclosures
                           about Market Risk                             14



PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K              15


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)
                                   (unaudited)

                                                              QUARTER ENDED                         SIX MONTHS ENDED
                                                                JUNE 25,                                 JUNE 25,
                                                                --------                                 --------
                                                         2000               1999               2000                   1999
                                                         ----               ----               ----                   ----
                                                                         (restated)                                (restated)
Net Sales                                              $123,565           $127,223            $240,906               $248,593

Costs and other charges:
         Cost of goods sold                              79,583             86,035             154,488                168,695
         Selling and administrative expenses             24,435             24,881              48,865                 48,466
         Research and development expenses                6,886              6,088              13,991                 12,282
                                                       --------           --------            --------               --------

Income from operations                                   12,661             10,219              23,562                 19,150
                                                       --------           --------            --------               --------

Interest expense                                            465                537               1,001                  1,087
Other (income) expense, net                                 614                825               1,267                  2,452
                                                       --------           --------            --------               --------

Income before income taxes                               11,582              8,857              21,294                 15,611
                                                       --------           --------            --------               --------

Income taxes                                              4,401              3,405               8,092                  5,824
                                                       --------           --------            --------               --------

Net Income                                               $7,181             $5,452             $13,202                 $9,787
                                                         ======            =======            ========               ========


Net income per share:
                                   - Basic                $0.37              $0.28               $0.68                  $0.51
                                                          =====             ======              ======                 ======
                                   - Diluted              $0.37              $0.28               $0.68                  $0.50
                                                          =====             ======              ======                 ======

Weighted average number of shares outstanding:
                                   - Basic           19,319,536         19,293,712          19,313,301             19,292,059
                                                     ==========        ===========         ===========            ===========
                                   - Diluted         19,494,449         19,394,324          19,419,596             19,411,163
                                                     ==========        ===========         ===========            ===========


         See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                   JUNE 25,                       DECEMBER 25,
                                                                     2000                            1999
                                                                     ----                            ----
                                                                 (unaudited)                      (restated)
ASSETS

Cash and cash equivalents                                          $13,665                          $9,338
Receivables, net                                                    92,007                          93,370
Inventories                                                        108,776                         100,374
Other                                                                8,220                          11,255
                                                                  --------                        --------

      Total current assets                                         222,668                         214,337

Property, plant and equipment, net                                 184,243                         194,999

Other assets                                                        54,612                          54,684
                                                                  --------                        --------

      Total Assets                                                $461,523                        $464,020
                                                                  ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                                $7,509                          $9,551
Accounts payable                                                    38,203                          37,689
Accrued liabilities                                                 31,478                          31,248
Income and other taxes                                                 225                           3,954
                                                                  --------                        --------

      Total current liabilities                                     77,415                          82,442

Long-term debt                                                       9,578                           8,003

Deferred income taxes                                               23,305                          24,794

Other long-term liabilities                                         11,085                          10,212

Stockholders' equity:
     Common stock - (Shares outstanding:
        2000:  19,322,704 and 1999:  19,299,534)                    19,323                          19,300
     Additional paid-in capital                                    169,161                         168,680
     Retained earnings                                             182,791                         169,589
     Accumulated other comprehensive income/(loss)                 (31,135)                        (19,000)
                                                                  --------                        --------

        Total stockholders' equity                                 340,140                         338,569
                                                                  --------                        --------

   Total Liabilities and Stockholders' Equity                     $461,523                        $464,020
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

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 25,
                                                                                 --------
                                                                       2000                    1999
                                                                       ----                    ----
                                                                                             (restated)
Cash provided by (used for) operations:
        Net income                                                    $13,202                  $9,787
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                           10,428                   9,890
               Deferred income taxes                                      542                    (239)
               Other                                                    1,028                     618

        Changes in operational assets and liabilities:
               Receivables, net                                        (1,752)                 (8,635)
               Inventories                                            (12,073)                   (656)
               Other assets                                            (1,428)                 (6,687)
               Accounts payable, taxes and other liabilities              677                   2,208
                                                                      --------                --------

                   Cash provided by operations                         10,624                   6,286
                                                                      --------                --------

Cash provided by (used for) investment activities:
        Capital expenditures                                           (6,702)                (14,729)
        Other                                                              56                     215
                                                                      --------                --------
                   Cash used for investment activities                 (6,646)                (14,514)
                                                                      --------                --------

Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                       467                     169
        Change in notes payable, net                                   (1,579)                  7,128
        Proceeds from issuance of long-term debt                        3,203                      --
        Repayments of long-term debt                                   (1,801)                   (659)
                                                                      --------                --------
                   Cash provided by financing activities                  290                   6,638
                                                                      --------                --------

Effect of exchange rate changes on cash                                    59                    (857)
                                                                      --------                --------

Increase (decrease) in cash and cash equivalents                        4,327                  (2,447)

Balance at beginning of period                                          9,338                  11,072
                                                                      --------                --------

Balance at end of period                                              $13,665                  $8,625
                                                                      ========                 ======


        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (unaudited)

                                                                       QUARTER ENDED                SIX MONTHS ENDED
                                                                          JUNE 25,                      JUNE 25,
                                                                          --------                      --------
                                                                   2000            1999           2000           1999
                                                                   ----            ----           ----           ----
                                                                                (restated)                    (restated)
NET INCOME                                                           $7,181       $5,452         $13,202         $9,787

Other comprehensive income/(loss), net of tax:
   Foreign currency translation adjustments                         (10,434)      (4,956)        (12,135)       (11,880)
                                                                    --------      -------        --------       --------

Total other comprehensive income/(loss)                             (10,434)      (4,956)        (12,135)       (11,880)
                                                                    --------      -------        --------       --------

COMPREHENSIVE INCOME/(LOSS)                                         ($3,253)        $496           $1,067       ($2,093)
                                                                    ========        =====         =======       ========



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

This change in accounting method has been applied retroactively and financial information for all periods presented has been restated to apply the FIFO cost method. As a result of the change, net income was decreased by $300,000 (approximately $.02 per share basic and diluted) in the second quarter of 1999 and $500,000 (approximately $.03 per share basic and diluted) in the six months ended June 25, 1999. As a result of the retroactive application of the new method, retained earnings were increased by $1.8 million and inventories were increased by $3.0 million as of December 25, 1999. The effect of the accounting change on the second quarter and the six months ended June 25, 2000 was not material.

Note 3. Inventories

                                                                  (Restated)
                                    June 25, 2000             December 25, 1999
                                    -------------             -----------------
                                                 ($ in thousands)
Finished goods                          $37,706                       $36,484
Raw materials                            51,936                        49,498
Work in process                          15,792                        11,530
Supplies                                  3,342                         2,862
                                        -------                     ---------

Total                                  $108,776                      $100,374
                                       ========                      ========

Note 4. Stockholders' Equity (in thousands)

                                                          ADDITIONAL                    ACCUMULATED OTHER          TOTAL
                                       COMMON STOCK        PAID-IN       RETAINED         COMPREHENSIVE         STOCKHOLDERS'
                                     SHARES    AMOUNTS     CAPITAL       EARNINGS         INCOME (LOSS)            EQUITY
                                     ------    -------     -------       --------         -------------            ------
Restated
Balance December  25, 1999           19,300   $19,300     $168,680       $169,589           $(19,000)             $338,569

Net Income                                                                 13,202                                   13,202

Issuance of Stock for Options            23        23          481                                                     504

Foreign Currency Translation                                                                 (12,135)              (12,135)
                                    -------   -------     --------       --------           --------              --------

Balance June 25, 2000                19,323   $19,323     $169,161       $182,791           $(31,135)             $340,140
                                    =======   =======     ========       ========           =========             ========



Note 5. Other Comprehensive Income

The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending June 25, 2000 and 1999, and as reported in the Consolidated Balance Sheets as of June 25, 2000 and December 25, 1999. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because the earnings have been reinvested in the businesses of those companies.

Note 6. Subsequent Event

On July 25, 2000, the Company sold a parcel of surplus land and buildings adjacent to our Walthamstow, England site, resulting in a net gain of approximately $1.9 million (approximately $.10 per share).

Note 7. Segment Information

The following chart sets forth sales and operating profit for the principal business segments of the Company for the quarters ended June 25, 2000 and 1999 and for the six months ended June 25, 2000 and 1999. There has not been a material change in total assets from the amounts disclosed in the 1999 annual report, except for the restatement due to the accounting change as described in
Note 2. The basis of segmentation and the measurement of segment operating profit has been consistently applied.


                                                                          CORPORATE
                                     FLAVOR &            AROMA            ITEMS AND
                                     FRAGRANCE         CHEMICALS         UNALLOCATED      CONSOLIDATED
                                     ---------         ---------         -----------      ------------
                                                              ($ IN THOUSANDS)
QUARTER ENDED
JUNE 25, 2000
 Net sales to customers              $103,609           $19,956              --             $123,565
 Intersegment sales                      --               5,675           $(5,675)              --
                                     --------           -------          --------           --------
 Total net sales                      103,609            25,631            (5,675)           123,565
 Operating profit                      13,307             3,679            (4,325)            12,661


JUNE 25, 1999  (RESTATED)
 Net sales to customers              $105,372           $21,851              --            $127,223
 Intersegment sales                      --               7,226           $(7,226)             --
                                     --------           -------          ---------         --------
 Total net sales                      105,372            29,077            (7,226)          127,223
 Operating profit                      13,386             2,046            (5,213)           10,219


                                                                          CORPORATE
                                     FLAVOR &            AROMA            ITEMS AND
                                     FRAGRANCE         CHEMICALS         UNALLOCATED      CONSOLIDATED
                                     ---------         ---------         -----------      ------------
                                                              ($ IN THOUSANDS)
SIX MONTHS ENDED
JUNE 25, 2000
 Net sales to customers              $200,708           $40,198              --            $240,906
 Intersegment sales                      --              10,602          $(10,602)             --
                                     --------           -------          ---------         --------
 Total net sales                      200,708            50,800           (10,602)          240,906
 Operating profit                      23,182             8,848            (8,468)           23,562


JUNE 25, 1999  (RESTATED)
 Net sales to customers              $203,124           $45,469              --            $248,593
 Intersegment sales                      --              13,761          $(13,761)             --
                                     --------           -------          ---------         --------
 Total net sales                      203,124            59,230           (13,761)          248,593
 Operating profit                      24,162             5,310           (10,322)           19,150

Reconciliation of reportable segment sales and income before taxes:


                                                                             QUARTER ENDED
                                                                                JUNE 25,
                                                                                --------
                                                                      2000                    1999 (RESTATED)
                                                                      ----                    ----
                                                                            ($ IN THOUSANDS)
NET SALES
Total net sales for reportable segments                              $129,240              $134,449
Elimination of intersegment sales                                      (5,675)               (7,226)
                                                                     ---------             ---------
  Total consolidated net sales                                       $123,565              $127,223
                                                                     ---------             ---------

INCOME BEFORE INCOME TAXES
Total operating profit for reportable segments                       $ 16,986               $15,432
Elimination of intersegment profits                                      (930)               (1,646)
Unallocated amounts:
    Corporate administration expenses                                  (3,395)               (3,567)
    Interest expense                                                     (465)                 (537)
    Other income (expense)                                               (614)                 (825)
                                                                     ---------             ---------
    Total consolidated income before
      income taxes                                                    $11,582                $8,857
                                                                     ---------             ---------



                                                                             SIX MONTHS ENDED
                                                                                 JUNE 25,
                                                                                 --------
                                                                      2000                   1999 (RESTATED)
                                                                      ----                   ----
                                                                            ($ IN THOUSANDS)
NET SALES
Total net sales for reportable segments                              $251,508              $262,354
Elimination of intersegment sales                                     (10,602)              (13,761)
                                                                     ---------             ---------
  Total consolidated net sales                                       $240,906              $248,593
                                                                     ---------             ---------

INCOME BEFORE INCOME TAXES
Total operating profit for reportable segments                       $ 32,030               $29,472
Elimination of intersegment profits                                    (1,859)               (3,240)
Unallocated amounts:
    Corporate administration expenses                                  (6,609)               (7,082)
    Interest expense                                                   (1,001)               (1,087)
    Other income (expense)                                             (1,267)               (2,452)
                                                                     ---------             ---------
    Total consolidated income before
      income taxes                                                    $21,294               $15,611
                                                                     =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED JUNE 25, 2000 COMPARED TO QUARTER ENDED JUNE 25, 1999

NET SALES

     Net sales for the second quarter ended June 25, 2000 decreased 2.9% to $123.6 million from $127.2 million for the quarter ended June 25, 1999. The aroma chemicals segment reported a decrease in sales of 8.7% compared with the second quarter of 1999. The decrease reflects lower sales volume and prices. Average selling prices were down approximately 4% primarily due to continued market pressure on terpene-based products, the strength of the Pound Sterling versus the Euro, and increased volumes of Chinese material becoming available for domestic use and for exports. Sales volumes for major chemical products declined approximately 7% from the second quarter of 1999. The flavor and fragrance segment recorded a decrease in second quarter sales of 1.7% compared with the second quarter of 1999. The European region and the Asia Pacific region sales decreased 9.4% and 3.9%, respectively, from the second quarter of 1999 partially offset by increases of 3.1% in the International region and 3.0% in the Americas region. Net sales were adversely affected by the movement in foreign currency exchange rates, especially in the European and International regions. If exchange rates had remained unchanged from the second quarter 1999 to the second quarter 2000, total net sales would have increased approximately 1%.

COST OF GOODS SOLD

     Cost of goods sold in the second quarter of 2000 decreased to $79.6 million from $86.0 million in the second quarter of 1999 due primarily to lower aroma chemical materials costs and manufacturing cost efficiency gains generated from improved yields and process improvements in both chemical plants, together with some rebuilding of inventories of key products that were sold out at the end of 1999 due to Y2K demands. Cost of goods sold as a percentage of net sales decreased to 64.4% from 67.6%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in the second quarter of 2000 decreased to $24.4 million from $24.9 million in the second quarter of 1999. Selling and administrative expenses as a percentage of net sales increased slightly to 19.8% from 19.6%.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses in the second quarter of 2000 increased to $6.9 million from $6.1 million in the second quarter of 1999. Research and development expenses as a percentage of net sales increased to 5.6% from 4.8% reflecting additional technical staff and a new technical and creative center that was opened late last year near Rotterdam to support future growth in the European flavor business on the continent.

INCOME FROM OPERATIONS

     Income from operations in the second quarter of 2000 increased 23.9% to $12.7 million from $10.2 million in the second quarter of 1999. Operating margins increased to 10.2% from 8.0% in the second quarter of 2000 due primarily to lower material costs and operating efficiencies in the aroma chemicals segment.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $13.3 million compared to $13.4 in the second quarter of 1999. A decrease in operating income was reported in the European region offset by increases in the Asia Pacific and International regions. The Company's aroma chemical segment recorded second quarter operating income, exclusive of corporate items, of $3.7 million in 2000, compared to $2.0 million in the second quarter of 1999.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the second quarter of 2000 was $600,000 expense compared to $800,000 expense in the second quarter of 1999 which included some losses on minor asset disposals.

INTEREST EXPENSE

     Interest expense, net was $500,000 for the second quarter of 2000 and 1999.

INCOME TAXES

     Income tax expense in the second quarter of 2000 increased to $4.4 million from $3.4 million in the second quarter of 1999 primarily as a result of higher pre-tax earnings. The Company's effective tax rate in the second quarter of 2000 decreased to 38.0% from 38.4% for the second quarter of 1999.

SIX MONTHS ENDED JUNE 25, 2000 COMPARED TO SIX MONTHS ENDED JUNE 25, 1999

NET SALES

     Net sales for the six months ended June 25, 2000 decreased 3.1% to $240.9 million from $248.6 million in the comparable prior period. Net sales of aroma chemicals decreased 11.6% to $40.2 million from $45.5 million primarily due to a reduction in sales volume and prices. Average selling prices were down approximately 9% primarily due to a sharp decline in crude sulfate turpentine costs and competitive market pressure in Europe resulting from a strong Pound Sterling versus the Euro. Sales volumes for major chemical products declined approximately 5% reflecting the loss of business in the Asian market due to lower priced Chinese material and some year-end Y2K buying. Net sales of the flavor and fragrance segment decreased 1.2% to $200.7 million from $203.1 million. The European region and the Asia Pacific region sales decreased 10.6% and 1.2%, respectively from the six months ended June 25, 1999 partially offset by increases of 5.7% in the International region and 2.7% in the Americas region. Net sales were adversely affected by the movement in foreign currency exchange rates, especially in the European and International regions. If exchange rates had remained unchanged from the first half of 1999 to the first half of 2000, total net sales would have been level with last year.

COST OF GOODS SOLD

     Cost of goods sold for the six months ended June 25, 2000 decreased to $154.5 million from $168.7 million in the comparable prior year period due primarily to lower aroma chemical materials costs and manufacturing cost efficiency gains generated from improved yield and higher throughput as both chemical plants ran near capacity with some rebuilding of key products that were diminished as a result of Y2K demands at the end of 1999. Cost of goods sold as a percentage of net sales decreased to 64.1% from 67.9%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the six months ended June 25, 2000 increased to $48.9 million from $48.5 million in the comparable prior year period. Selling and administrative expenses as a percentage of net sales increased to 20.3% from 19.5% reflecting increased resources in sales and marketing aimed at enhancing growth in the flavor and fragrance segment.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the six months ended June 25, 2000 increased to $14.0 million from $12.3 million in the comparable prior year period. Research and development expenses as a percentage of net sales increased to 5.8% from 5.0% reflecting additional technical staff and a new technical and creative center that was opened late last year near Rotterdam to support future growth in the European flavor business on the continent.

INCOME FROM OPERATIONS

     Income from operations for the six months ended June 25, 2000 increased 23.0% to $23.6 million from $19.2 million in the comparable prior year period. Operating margins increased to 9.8% from 7.7% in the prior year due primarily to lower material costs and operating efficiencies in the aroma chemicals segment.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment decreased 4.1% to $23.2 million from $24.2 million in the prior year first half. The Company's aroma chemical segment recorded first half operating income, exclusive of corporate items, of $8.8 million in 2000, compared to $5.3 million in the first half of 1999.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense for the six months ended June 25, 2000 was $1.3 million expense compared to $2.5 million expense for the six months ended June 25, 1999. The decline is primarily due to a decrease in losses on asset disposals and lower foreign exchange losses compared to the prior year.

INTEREST EXPENSE

     Interest expense, net, for the six months ended June 25, 2000 decreased to $1.0 million from $1.1 million in the comparable prior year period primarily due to lower average borrowings.

INCOME TAXES

     Income tax expense for the six months ended June 25, 2000 increased to $8.1 million from $5.8 million in the comparable prior year period primarily as a result of higher pre-tax earnings. The Company's effective tax rate increased to 38.0% from 37.3% in the comparable prior year period reflecting a change in the mix of earnings to higher taxed locations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the six months ended June 25, 2000 were $10.6 million compared to $6.3 million for the six months ended June 25, 1999. The increase is primarily due to higher net income.

     At June 25, 2000, working capital of the Company was $145.3 million, a $13.4 million increase from $131.9 million at December 25, 1999. The change in working capital is primarily due to the increase in inventory, mainly from the rebuilding of key aroma chemical products that were diminished as a result of Y2K demands at the end of 1999.

     As of June 25, 2000, the Company had cash and cash equivalents of $13.7 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future, including implementation of its strategy to strengthen its position as a leading producer of flavors, fragrances and aroma chemicals and for long-term growth.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance and interpretations of the application of generally accepted accounting principles to revenue recognition. Adoption of this bulletin is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

OTHER MATTERS

     As announced in a press release dated June 20, 2000, the Company has engaged Credit Suisse First Boston Corporation to help explore various strategic alternatives, including a possible sale of the Company. This process is progressing.

SUBSEQUENT EVENT

     On July 25, 2000, the Company sold a parcel of surplus land and buildings adjacent to our Walthamstow, England site, resulting in a net gain of approximately $1.9 million (approximately $.10 per share).


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a)   EXHIBITS

          No.           Description
          ---           -----------
          27            Financial Data Schedule

     b)   REPORTS ON FORM 8-K

          A current Report on Form 8-K was filed by the Company on June 20, 2000 reporting that it had engaged Credit Suisse First Boston Corporation to help explore various strategic alternatives to enhance shareholder value, including the possible sale or merger of the Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUSH BOAKE ALLEN INC.

Date:    August 4, 2000                              By: /s/ Fred W. Brown
      --------------------------------------         --------------------------
                                                     Fred W. Brown, Jr.
                                                     Vice President Finance and
                                                     Chief Financial Officer



Date:    August 4, 2000                              By: /s/ Dennis M. Meany
      --------------------------------------         ----------------------------
                                                     Dennis M. Meany
                                                     Vice President, General Counsel
                                                     and Secretary