Form 10-Q
period 2000-09-25
BUSH BOAKE ALLEN INC
filed 2000-11-07
CIK 919998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September  25, 2000
                               ------------------------------------------------


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

                          YES ____X____      NO ______

19,351,063 shares of Registrant's Common Stock, par value $1 per share, were outstanding as of the close of business on September 25, 2000.

                              BUSH BOAKE ALLEN INC.


                                      INDEX

                                                                                        PAGE
                                                                                        ----

PART I.           FINANCIAL INFORMATION*

                  Item 1.           Financial Statements                                   2

                  Item 2.           Management's Discussion and
                                    Analysis of Financial Condition
                                    and Results of Operations                             10

                  Item 3.           Quantitative and Qualitative Disclosures
                                    about Market Risk                                     15



PART II.          OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K                      16


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

       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)
                                   (unaudited)



                                                            QUARTER ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 25,                        SEPTEMBER 25,
                                                            -------------                        -------------
                                                       2000               1999              2000               1999
                                                       ----               ----              ----               ----
                                                                       (restated)                           (restated)

Net Sales                                             $121,648           $122,148          $362,554           $370,741

Costs and other charges:
         Cost of goods sold                             78,018             80,472           232,506            249,167
         Selling and administrative expenses            22,519             23,756            71,384             72,222
         Research and development expenses               6,769              6,585            20,760             18,867
                                                    ----------         ----------        ----------         ----------

Income from operations                                  14,342             11,335            37,904             30,485
                                                        ------             ------            ------             ------

Interest expense                                           433                547             1,434              1,634
Other (income) expense, net                             (1,380)               833              (113)             3,285
                                                    ----------         ----------        ----------         ----------

Income before income taxes                              15,289              9,955            36,583             25,566
                                                    ----------         ----------        ----------         ----------

Income taxes                                             5,088              3,664            13,180              9,488
                                                    ----------         ----------        ----------         ----------

Net Income                                             $10,201             $6,291           $23,403            $16,078
                                                       =======             ======           =======            =======


Net income per share:
                                 - Basic                 $0.53              $0.33             $1.21              $0.83
                                                         =====              =====             =====              =====
                                 - Diluted               $0.53              $0.32             $1.20              $0.83
                                                         =====              =====             =====              =====

Weighted average number of
   shares outstanding:
                                 - Basic            19,341,508         19,297,469        19,322,738         19,293,875
                                                    ==========         ==========        ==========         ==========
                                 - Diluted          19,708,599         19,388,582        19,534,994         19,396,729
                                                    ==========         ==========        ==========         ==========





        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                            SEPTEMBER 25,           DECEMBER 25,
                                                                2000                   1999
                                                                ----                   ----
                                                             (unaudited)            (restated)

ASSETS

Cash and cash equivalents                                       $35,136                $9,338
Receivables, net                                                 89,579                93,370
Inventories                                                     103,330               100,374
Other                                                             8,642                11,255
                                                        ---------------           -----------

      Total current assets                                      236,687               214,337
                                                        ---------------           -----------

Property, plant and equipment, net                              177,848               194,999

Other assets                                                     52,824                54,684
                                                        ---------------           -----------

      Total Assets                                             $467,359              $464,020
                                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities                             $7,164                $9,551
Accounts payable                                                 38,870                37,689
Accrued liabilities                                              33,634                31,248
Income and other taxes                                              114                 3,954
                                                        ---------------           -----------

      Total current liabilities                                  79,782                82,442

Long-term debt                                                    8,999                 8,003

Deferred income taxes                                            23,035                24,794

Other long-term liabilities                                      11,195                10,212

Stockholders' equity:
     Common stock - (Shares outstanding:
        2000: 19,351,063 and 1999: 19,299,534)                   19,351                19,300
     Additional paid-in capital                                 170,000               168,680
     Retained earnings                                          192,992               169,589
     Accumulated other comprehensive income/(loss)              (37,995)              (19,000)
                                                        ---------------           -----------

        Total stockholders' equity                              344,348               338,569
                                                        ---------------           -----------

   Total Liabilities and Stockholders' Equity                  $467,359              $464,020
                                                               ========              ========



        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 25,
                                                                                 -------------
                                                                             2000            1999
                                                                             ----            ----
                                                                                           (restated)

Cash provided by (used for) operations:
        Net income                                                          $23,403          $16,078
        Adjustments to reconcile net income
        to cash provided by operations:
               Depreciation and amortization                                 15,665           14,834
               Deferred income taxes                                            709           (1,643)
               Loss/(gain) on sale of assets                                 (1,913)             524
               Other                                                          1,529              138

        Changes in operational assets and liabilities:
               Receivables, net                                              (1,446)          (5,519)
               Inventories                                                   (8,292)           2,313
               Other assets                                                  (2,377)          (6,843)
               Accounts payable, taxes and other liabilities                  6,063            1,978
                                                                            -------          -------

                   Cash provided by operations                               33,341           21,860
                                                                             ------           ------

Cash provided by (used for) investment activities:
        Capital expenditures                                                 (9,305)         (22,310)
        Other                                                                 2,004              208
                                                                            -------          -------
                   Cash used for investment activities                       (7,301)         (22,102)
                                                                            -------          -------

Cash provided by (used for) financing activities:
        Proceeds from issuance of common stock, net                           1,244              248
        Change in notes payable, net                                         (2,245)          (6,692)
        Proceeds from issuance of long-term debt                              3,203               --
        Repayments of long-term debt                                         (1,803)            (981)
                                                                            -------          -------
                   Cash provided by (used for) financing activities             399           (7,425)
                                                                            -------          -------

Effect of exchange rate changes on cash                                        (641)             230
                                                                            -------          -------

Increase (decrease) in cash and cash equivalents                             25,798           (7,437)

Balance at beginning of period                                                9,338           11,072
                                                                            -------          -------

Balance at end of period                                                    $35,136           $3,635
                                                                            =======           ======





        See accompanying notes to the Consolidated Financial Statements.

                     BUSH BOAKE ALLEN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (unaudited)



                                                               QUARTER ENDED                           NINE MONTHS ENDED
                                                               SEPTEMBER 25,                             SEPTEMBER 25,
                                                               -------------                             -------------
                                                          2000                 1999                2000                1999
                                                          ----                 ----                ----                ----
                                                                            (restated)                              (restated)

Net Income                                              $10,201               $6,291             $23,403              $16,078

Other comprehensive income/(loss), net of tax:
   Foreign currency translation adjustments              (6,860)               5,424             (18,995)              (6,456)
                                                      ---------           ----------           ---------            ---------

Total other comprehensive income/(loss)                  (6,860)               5,424             (18,995)              (6,456)
                                                      ---------           ----------           ---------            ---------

Comprehensive Income/(Loss)                              $3,341              $11,715              $4,408               $9,622
                                                         ======              =======              ======               ======








        See accompanying notes to the Consolidated Financial Statements.

                              BUSH BOAKE ALLEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Pending Sale of Business

As announced in a joint press release between International Flavors & Fragrances Inc. (IFF) and Bush Boake Allen Inc. (BBA), dated September 25, 2000, the Boards of Directors of both companies have approved a definitive merger agreement, under which IFF will acquire all the outstanding shares of BBA for $48.50 per share in cash. IFF anticipates completing this transaction in the fourth quarter of 2000. The waiting period under the Hart-Scott-Rodino Antitrust Act has expired and the tender offer is scheduled to expire at 12:00 Midnight on November 3, 2000, unless extended.

Note 2. Interim Reporting

The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature. Results for the interim periods are not necessarily indicative of results for the full period or for any other interim period.

Note 3. Change in Accounting

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

This change in accounting method has been applied retroactively and financial information for all periods presented has been restated to apply the FIFO cost method. As a result of the change, net income was decreased by $500,000 (approximately $.03 per share diluted) in the third quarter of 1999 and $1.0 million (approximately $.05 per share diluted) in the nine months ended September 25, 1999. As a result of the retroactive application of the new method, retained earnings were increased by $1.8 million and inventories were increased by $3.0 million as of December 25, 1999. The effect of the accounting change on the third quarter and the nine months ended September 25, 2000 was not material.

Note 4. Inventories


                                                                        (Restated)
                                              September 25, 2000     December 25, 1999
                                              ------------------     -----------------
                                                        ($ in thousands)

Finished goods                                     $35,766               $36,484
Raw materials                                       48,832                49,498
Work in process                                     15,386                11,530
Supplies                                             3,346                 2,862
                                                  --------              --------

Total                                             $103,330              $100,374
                                                  ========              ========



Note 5. Stockholders' Equity (in thousands)


                                                           ADDITIONAL              ACCUMULATED OTHER         TOTAL
                                    COMMON STOCK            PAID-IN     RETAINED    COMPREHENSIVE        STOCKHOLDERS'
                                    SHARES    AMOUNTS       CAPITAL     EARNINGS     INCOME (LOSS)          EQUITY
                                    ------    -------       -------     --------     -------------          ------

Restated
Balance December  25, 1999          19,300    $19,300      $168,680     $169,589      $(19,000)            $338,569

Net Income                                                                23,403                             23,403

Issuance of Stock for Options           51         51         1,320                                           1,371

Foreign Currency Translation                                                           (18,995)             (18,995)
                                     ------   -------      --------     --------      --------             --------

Balance September 25, 2000           19,351   $19,351      $170,000     $192,992      $(37,995)            $344,348
                                     ======   =======      ========     ========      ========             ========


Note 6. Other Comprehensive Income

The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustments as reported in the Consolidated Statement of Comprehensive Income for the periods ending September 25, 2000 and 1999, and as reported in the Consolidated Balance Sheets as of September 25, 2000 and December 25, 1999. Bush Boake Allen Inc. does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries including cumulative translation adjustments with respect to such foreign subsidiaries, because the earnings have been reinvested in the businesses of those companies.

Note 7. Other (Income) Expense, Net

Other (income) expense, net for the third quarter 2000 includes a non-recurring pre-tax gain of $1.9 million related to the sale of surplus land and vacated buildings adjacent to the Company's Walthamstow, England site. This sale reduced the effective tax rate in the third quarter, reflecting the UK capital gains tax benefit on this transaction.

Note 8.  Segment Information

The following chart sets forth sales and operating profit for the principal business segments of the Company for the quarters ended September 25, 2000 and 1999 and for the nine months ended September 25, 2000 and 1999. There has not been a material change in total assets from the amounts disclosed in the 1999 annual report, except for the restatement due to the accounting change as described in Note 3. The basis of segmentation and the measurement of segment operating profit has been consistently applied.


                                                                                CORPORATE
                                                   FLAVOR &       AROMA         ITEMS AND
                                                  FRAGRANCE     CHEMICALS      UNALLOCATED    CONSOLIDATED
                                                  ---------     ---------      -----------    ------------
                                                                     ($ IN THOUSANDS)

QUARTER ENDED
SEPTEMBER 25, 2000
------------------
 Net sales to customers                            $102,382       $19,266          --         $121,648
 Intersegment sales                                    --           5,006       $(5,006)          --
                                                    -------        ------        ------        -------
 Total net sales                                    102,382        24,272        (5,006)       121,648
 Operating profit                                    15,316         2,855        (3,829)        14,342

SEPTEMBER 25, 1999  (RESTATED)
------------------
 Net sales to customers                            $ 99,541       $22,607          --         $122,148
 Intersegment sales                                    --           5,304       $(5,304)          --
                                                    -------        ------        ------        -------
 Total net sales                                     99,541        27,911        (5,304)       122,148
 Operating profit                                    12,807         2,094        (3,566)        11,335



                                                                              CORPORATE
                                                 FLAVOR &       AROMA         ITEMS AND
                                                FRAGRANCE     CHEMICALS      UNALLOCATED    CONSOLIDATED
                                                ---------     ---------      -----------    ------------
                                                                     ($ IN THOUSANDS)

NINE MONTHS ENDED
SEPTEMBER 25, 2000
------------------
 Net sales to customers                         $303,090       $59,464          --         $362,554
 Intersegment sales                                 --          15,608      $(15,608)          --
                                                --------       -------      --------       --------
 Total net sales                                 303,090        75,072       (15,608)       362,554
 Operating profit                                 38,498        11,703       (12,297)        37,904


SEPTEMBER 25, 1999  (RESTATED)
------------------
 Net sales to customers                         $302,665       $68,076          --         $370,741
 Intersegment sales                                 --          19,065      $(19,065)          --
                                                --------       -------      --------       --------
 Total net sales                                 302,665        87,141       (19,065)       370,741
 Operating profit                                 36,969         7,404       (13,888)        30,485


Reconciliation of reportable segment sales and income before taxes:



                                                                           QUARTER ENDED
                                                                           SEPTEMBER 25,
                                                                           -------------
                                                                        2000           1999 (RESTATED)
                                                                        ----           ----
                                                                          ($ IN THOUSANDS)

NET SALES
---------
Total net sales for reportable segments                               $126,654        $127,452
Elimination of intersegment sales                                       (5,006)         (5,304)
                                                                      --------        --------
  Total consolidated net sales                                        $121,648        $122,148
                                                                      --------        --------

INCOME BEFORE INCOME TAXES
--------------------------
Total operating profit for reportable segments                         $18,171         $14,901
Elimination of intersegment profits                                       (672)            188
Unallocated amounts:
    Corporate administration expenses                                   (3,157)         (3,754)
    Interest expense                                                      (433)           (547)
    Other income (expense)                                               1,380            (833)
                                                                      --------        --------
    Total consolidated income before
      income taxes                                                     $15,289          $9,955
                                                                      --------        --------





                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 25,
                                                                           -------------
                                                                        2000          1999 (RESTATED)
                                                                        ----          ----
                                                                            ($ IN THOUSANDS)

NET SALES
---------
Total net sales for reportable segments                               $378,162        $389,806
Elimination of intersegment sales                                      (15,608)        (19,065)
                                                                      --------        --------
  Total consolidated net sales                                        $362,554        $370,741
                                                                      --------        --------

INCOME BEFORE INCOME TAXES
--------------------------
Total operating profit for reportable segments                         $50,201         $44,373
Elimination of intersegment profits                                     (2,531)         (3,052)
Unallocated amounts:
    Corporate administration expenses                                   (9,766)        (10,836)
    Interest expense                                                    (1,434)         (1,634)
    Other income (expense)                                                 113          (3,285)
                                                                      --------        --------
    Total consolidated income before
      income taxes                                                     $36,583         $25,566
                                                                      ========         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 25, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 25, 1999

NET SALES

     Net sales for the third quarter ended September 25, 2000 decreased 0.4% to $121.6 million from $122.1 million for the quarter ended September 25, 1999. The aroma chemicals segment reported a decrease in sales of 14.8% compared with the third quarter of 1999. The decrease reflects lower sales volume and prices. Average selling prices were down approximately 2% primarily due to continued market pressure on terpene-based products, the strength of the Pound Sterling versus the Euro, and increased volumes of Chinese material becoming available for domestic use and for exports. Sales volumes for major chemical products declined approximately 12% from the third quarter of 1999. The flavor and fragrance segment recorded an increase in third quarter sales of 2.9% over the third quarter of 1999. The Americas region and the International region sales increased 12.8% and 6.4%, respectively, from the third quarter of 1999 partially offset by decreases of 9.0% in the European region and 1.9% in the Asia Pacific region. Net sales were adversely affected by the movement in foreign currency exchange rates, especially in the European, Asia Pacific and International regions. If exchange rates had remained unchanged from the third quarter 1999 to the third quarter 2000, total net sales would have increased approximately 5%.

COST OF GOODS SOLD

     Cost of goods sold in the third quarter of 2000 decreased to $78.0 million from $80.5 million in the third quarter of 1999 due primarily to lower aroma chemical materials costs and manufacturing cost efficiency gains generated from improved yields and process improvements in both chemical plants. Cost of goods sold as a percentage of net sales decreased to 64.1% from 65.9%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses in the third quarter of 2000 decreased to $22.5 million from $23.8 million in the third quarter of 1999 primarily as a result of reduced staffing levels. Selling and administrative expenses as a percentage of net sales decreased to 18.5% from 19.4%.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses in the third quarter of 2000 increased to $6.8 million from $6.6 million in the third quarter of 1999. Research and development expenses as a percentage of net sales increased slightly to 5.6% from 5.4%.

INCOME FROM OPERATIONS

     Income from operations in the third quarter of 2000 increased 26.5% to $14.3 million from $11.3 million in the third quarter of 1999. Operating margins increased to 11.8% from 9.3% in the third quarter of 2000 due primarily to lower material costs and operating efficiencies in the aroma chemicals segment.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment was $15.3 million compared to $12.8 in the third quarter of 1999. Increases in operating income were reported in the Asia Pacific, Americas and International regions, partially offset by a decrease in the European region. The Company's aroma chemical segment recorded third quarter operating income, exclusive of corporate items, of $2.9 million in 2000, compared to $2.1 million in the third quarter of 1999.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net for the third quarter of 2000 was $1.4 million income compared to $800,000 expense in the third quarter of 1999 primarily due to the sale of surplus UK property, resulting in a pre-tax gain of approximately $1.9 million.

INTEREST EXPENSE

     Interest expense, net decreased to $400,000 from $500,000 in the third quarter of 1999.

INCOME TAXES

     Income tax expense in the third quarter of 2000 increased to $5.1 million from $3.7 million in the third quarter of 1999 as a result of higher pre-tax earnings. The Company's effective tax rate in the third quarter of 2000 decreased to 33.3% from 36.8% for the third quarter of 1999 reflecting capital gains tax benefits on property dispositions in the UK.

NINE MONTHS ENDED SEPTEMBER 25, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1999

NET SALES

     Net sales for the nine months ended September 25, 2000 decreased 2.2% to $362.6 million from $370.7 million in the comparable prior year period. Net sales of aroma chemicals decreased 12.7% to $59.5 million from $68.1 million primarily due to a reduction in sales volume and prices. Average selling prices were down approximately 6% primarily due to a sharp decline in crude sulfate turpentine costs and competitive market pressure in Europe resulting from a strong Pound Sterling versus the Euro. Sales volumes for major chemical products declined approximately 9% reflecting the loss of business in the Asian market due to lower priced Chinese material and some year-end Y2K buying. Net sales of the flavor and fragrance segment increased slightly to $303.1 million from $302.7 million. The European region and the Asia Pacific region sales decreased 10.0% and 1.4%, respectively from the nine months ended September 25, 1999 offset by increases of 6.0% in the Americas region and 5.9% in the International region. Net sales were adversely affected by the movement in foreign currency exchange rates, especially in the European and International regions. If exchange rates had remained unchanged from the first nine months of 1999 to the first nine months of 2000, total net sales would have increased approximately 2%.

COST OF GOODS SOLD

     Cost of goods sold for the nine months ended September 25, 2000 decreased to $232.5 million from $249.2 million in the comparable prior year period due primarily to lower aroma chemical materials costs and manufacturing cost efficiency gains generated from improved yield and higher throughput as both chemical plants ran near capacity with some rebuilding of key products that were diminished as a result of Y2K demands at the end of 1999. Cost of goods sold as a percentage of net sales decreased to 64.1% from 67.2%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the nine months ended September 25, 2000 decreased to $71.4 million from $72.2 million in the comparable prior year period. Selling and administrative expenses as a percentage of net sales increased slightly to 19.7% from 19.5%.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the nine months ended September 25, 2000 increased to $20.8 million from $18.9 million in the comparable prior year period. Research and development expenses as a percentage of net sales increased to 5.7% from 5.1% reflecting additional technical staff and a new technical and creative center that was opened late last year in Rotterdam to support future growth in the European flavor business on the continent.

INCOME FROM OPERATIONS

     Income from operations for the nine months ended September 25, 2000 increased 24.3% to $37.9 million from $30.5 million in the comparable prior year period. Operating margins increased to 10.5% from 8.2% in the prior year due primarily to lower material costs and operating efficiencies in the aroma chemicals segment.

     Income from operations, exclusive of corporate items, for the flavor and fragrance segment increased 4.1% to $38.5 million from $37.0 million in the prior year first nine months. Increases in operating income were reported in the Asia Pacific, International and Americas regions, partially offset by a decrease in the European region. The Company's aroma chemical segment recorded nine months operating income, exclusive of corporate items, of $11.7 million in 2000, compared to $7.4 million in the first nine months of 1999.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net for the nine months ended September 25, 2000 was $100,000 income compared to $3.3 million expense for the nine months ended September 25, 1999. The increase is primarily due to the sale of surplus UK property, resulting in a pre-tax gain of approximately $1.9 million during the third quarter 2000.

INTEREST EXPENSE

     Interest expense, net for the nine months ended September 25, 2000 decreased to $1.4 million from $1.6 million in the comparable prior year period primarily due to lower average borrowings.

INCOME TAXES

     Income tax expense for the nine months ended September 25, 2000 increased to $13.2 million from $9.5 million in the comparable prior year period primarily as a result of higher pre-tax earnings. The Company's effective tax rate decreased to 36.0% from 37.1% in the comparable prior year period reflecting capital gains tax benefits on property dispositions in the UK.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the nine months ended September 25, 2000 were $33.3 million compared to $21.9 million for the nine months ended September 25, 1999. The increase is primarily due to higher net income.

     At September 25, 2000, working capital of the Company was $156.9 million, a $25.0 million increase from $131.9 million at December 25, 1999. The change in working capital reflects a build up in total cash, resulting mainly from a reduced level of capital expenditures.

     As of September 25, 2000, the Company had cash and cash equivalents of $35.1 million. The Company believes that its available cash, funds provided by operations and available borrowing capacity under its credit facilities will be sufficient to support its debt service, working capital and capital expenditure requirements for the foreseeable future.

ACCOUNTING MATTERS

          During the first quarter of 2000, the Company changed its method of accounting for its domestic aroma chemicals inventory from a last-in, first-out
(LIFO) method to a first-in, first-out (FIFO) method. This change standardizes the method of accounting for all Company inventories. As required by generally accepted accounting principles, the Company has retroactively adjusted prior year financial statements for the change. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of this accounting change and its effect.

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

OTHER MATTERS

          As announced in a joint press release between International Flavors & Fragrances Inc. (IFF) and Bush Boake Allen Inc. (BBA), dated September 25, 2000, the Boards of Directors of both companies have approved a definitive merger agreement, under which IFF will acquire all the outstanding shares of BBA for $48.50 per share in cash. IFF anticipates completing this transaction in the fourth quarter of 2000. The waiting period under the Hart-Scott-Rodino Antitrust Act has expired and the tender offer is scheduled to expire at 12:00 Midnight on November 3, 2000, unless extended.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A) EXHIBITS


                      No.           Description
                      ---           -----------
                      27            Financial Data Schedule


          B) REPORTS ON FORM 8-K

          A current Report on Form 8-K was filed by the Company on September 27, 2000 reporting that it had entered into an Agreement and Plan of Merger, dated September 25, 2000 (the "Merger Agreement"), pursuant to which the Company will merge with and into a subsidiary of International Flavors & Fragrances Inc., a New York corporation ("IFF). Under the terms of the Merger Agreement, such subsidiary of IFF will commence a tender offer for all the outstanding shares of BBA common stock not later than October 10, 2000 at a price of $48.50 per share in cash. International Paper Company ("IP"), which owns approximately 68% of the outstanding common stock of BBA, has entered into a Voting and Tender Agreement, dated as of September 25, 2000, with IFF and BBA (the "Voting and Tender Agreement") pursuant to which IFF has agreed to tender its shares of BBA common stock in the tender offer. Furthermore, the Voting and Tender Agreement grants IFF an option to purchase the shares of BBA common stock held by IP exercisable under certain conditions in connection with termination of the Merger Agreement.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BUSH BOAKE ALLEN INC.



Date:    November 7, 2000                   By:  /s/ Fred W. Brown
      ------------------------------        ------------------------------------
                                                 Fred W. Brown, Jr.
                                                 Vice President Finance and
                                                 Chief Financial Officer



Date:    November 7, 2000                   By:  /s/ Dennis M. Meany
      ------------------------------        ------------------------------------
                                                 Dennis M. Meany
                                                 Vice President, General Counsel
                                                 and Secretary